Form 10-K
period 1993-12-31
FORT HOWARD CORP
filed 1994-03-10
CIK 38195

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC   20549

                                 FORM 10-K

(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1993 OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the transition period from                      to

                 Commission file number:       1-6901

                          FORT HOWARD CORPORATION

           (Exact name of registrant as specified in its charter)

            Delaware                                        39-1090992
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)


           1919 South Broadway, Green Bay, Wisconsin      54304
           (Address of principal executive offices)    (Zip Code)


Registrant's telephone number including area code:       414/435-8821

Securities registered pursuant to Section 12(b) of the Act:       None

Securities registered pursuant to Section 12(g) of the Act:       None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.     [Not Applicable]     The registrant does not have a class
of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

The common stock of the registrant is not publicly traded. Therefore, the aggregate market value of voting stock held by non-affiliates is not readily determinable.

As of December 31, 1993 5,862,635 shares of $.01 par value Voting Common Stock were outstanding.




                                      PART I

ITEM 1.  BUSINESS

GENERAL

     Fort Howard Corporation (the "Company"), founded in 1919, is a major manufacturer, converter and marketer of a diversified line of single-use sanitary tissue paper products for the home and away-from-home markets. The Company's principal products include paper towels, bath tissue, table napkins, wipers and boxed facial tissue. The Company produces and ships its products from manufacturing facilities located in Wisconsin, Oklahoma, Georgia and the United Kingdom. For an analysis of net sales, operating income (loss) and identifiable operating assets by geographic area, refer to Note 16 of the Company's audited consolidated financial statements.

     The Company believes that it is the largest producer of tissue products sold into the domestic commercial (away-from-home) market. The Company sells a majority of its tissue products through paper and institutional food wholesalers into commercial markets. The Company continues to expand its domestic consumer tissue business for the home market. Tissue products for household use are sold principally through brokers to accounts that include major food store chains, mass merchandisers and wholesale grocers. The Company's domestic tissue products for home use are sold under the brand names Soft 'N Gentle, Mardi Gras, Green Forest, Page and So-Dri.

THE ACQUISITION

     In 1988, FH Acquisition Corp. ("FH Acquisition") was organized on behalf of The Morgan Stanley Leveraged Equity Fund II, L.P. ("MSLEF II") to effect the acquisition of the Company. Pursuant to an Agreement and Plan of Merger dated as of June 25, 1988, FH Acquisition commenced a tender offer (the "Offer") on July 1, 1988 for all outstanding shares at $53 per share in cash, and subsequently purchased approximately 53.5 million shares in the Offer. Thereafter, FH Acquisition was merged with and into the Company (the "Merger"). The Offer and the Merger are referred to herein collectively as the "Acquisition." Unless the context otherwise requires, all references in this report to "Common Stock" refer to the common stock of the Company subsequent to the Merger.

     MSLEF II, an affiliate of Morgan Stanley & Co. Incorporated ("MS&Co."), is a limited partnership formed to finance investments in industrial and other companies. Its principal investors include major U.S. and foreign banks, insurance companies, pension funds and corporations. As a result of the Acquisition, the Company became privately held by MSLEF II and other investors.

DOMESTIC TISSUE OPERATIONS

     The Company's principal markets are in the United States where the Company believes, based on an analysis of publicly available information, that its operating income margins are higher than those of its publicly reporting competition. A key factor contributing to these high operating income margins has been the Company's proprietary de-inking technology, which enables it to use a broad range of wastepaper grades and process wastepaper efficiently to recover the fibers which are the principal raw material in papermaking. However, the Company's operating income margins have been adversely affected by the adverse tissue industry operating conditions experienced since 1991,

                                   - 2 -
and continue to be affected by low pricing resulting in part from relatively low industry operating rates. Announced industry capacity additions through 1995 and the weak economic recovery indicate that these industry conditions may continue to affect the Company's selling prices and operating income margins in the near term.

Commercial Tissue

     The Company believes it is the leading manufacturer of tissue products for the commercial segment of the U.S. tissue market. The Company believes, based upon industry data, including data collected by the American Forest and Paper Association, that the commercial market represents approximately 40% of the total United States tissue market. The Company's primary thrust in the tissue business has been in the commercial segment which, though smaller in total size than the consumer segment, grew significantly faster than the consumer segment from 1987 to 1990. From 1991 through 1993, the commercial segment grew at a slower rate than the consumer segment due in part to the effects of the recession and weak recovery. The commercial segment of the Company's tissue business includes folded and roll towels, bath and facial tissue, bulk and dispenser napkins, disposable wipers and specialty printed merchandise. The Company also offers a line of tissue products under the Envision brand name which meets U.S. Environmental Protection Agency ("U.S. EPA") guidelines for tissue products containing postconsumer recovered wastepaper. Based primarily on the Company's analysis of publicly available information, the Company estimates that in 1993 its market share in the United States for sales of commercial tissue products was approximately 28%.

Consumer Tissue

     The Company's consumer tissue business has experienced significant growth over the past fifteen years. Based primarily on the Company's analysis of publicly available information, the Company estimates that its market share in the United States for sales of consumer tissue products has grown from 1% in the late 1970's to approximately 9% in the most recent years. The Company's retail line includes bath and facial tissue, household roll towels and table napkins. The Company's brands include Soft 'N Gentle, Mardi Gras, Green Forest, Page and So-Dri. Green Forest bath tissue, napkins and towels, which are made with 100% recycled fibers, are marketed to the environmentally conscious consumer. In addition, the Company has become a major supplier of private label tissue products to the retail grocery trade.

     The market share information presented herein reflects the Company's best estimates based on publicly available information, and no assurance can be given regarding the accuracy of such estimates.

INTERNATIONAL TISSUE OPERATIONS

     The Company's international operations consist of tissue facilities in the United Kingdom which manufacture and sell a broad line of tissue products. The Company's principal brand in the United Kingdom is Nouvelle.

CAPITAL EXPENDITURES

     The Company has invested heavily in its manufacturing operations. Capital expenditures in the Company's tissue business were approximately
$741 million for the five-year period ended December 31, 1993. Given the Company's high leverage and adverse tissue industry operating conditions, the

                                  - 3 -
Company intends to continue to maintain and modernize existing tissue mills but does not currently intend to make capital expenditures to add material new capacity. Total capital expenditures after 1993 are projected to approximate $55-$80 million annually over the next ten years, plus $32 million in 1994 to complete the Muskogee mill expansion and an additional $32 million over 1994 and 1995 for a new coal-fired boiler under construction at the Company's Savannah River mill.

     A significant portion of the Company's capital budget in recent years has been invested in the Savannah River mill located in Effingham County, near Savannah, Georgia, which was completed in 1991. Total expenditures for the Savannah River mill were $570 million.

     In 1993, the Company completed an expansion of its Green Bay, Wisconsin tissue mill. The expansion includes a new paper machine and related environmental protection, pulp processing, converting, and steam generation equipment. The new paper machine commenced production on August 31, 1992. Total expenditures for the expansion were $180 million.

     In 1992, the Company began the installation of a fifth paper machine, environmental protection equipment and associated facilities at its Muskogee, Oklahoma tissue mill. The expansion is planned for completion in 1994 at an estimated cost of $140 million. Total expenditures for the expansion through December 31, 1993 were $109 million.

     In 1993, the Company completed an expansion of its United Kingdom tissue mill. The expansion included a new paper machine and related environmental protection, pulp processing and converting equipment. The new paper machine commenced production on February 7, 1993. Total expenditures for the expansion were $96 million. See "Item 2. Properties."

     On September 4, 1992, Fort Sterling Limited ("Fort Sterling"), the Company's United Kingdom tissue operations, acquired for $25 million, Stuart Edgar Limited ("Stuart Edgar"), a United Kingdom converter of consumer tissue products with annual net sales approximating $43 million. Stuart Edgar acquires a majority of its paper requirements from Fort Sterling.

ENERGY SOURCES

     The Company's major sources of energy for its Green Bay, Wisconsin; Muskogee, Oklahoma and Savannah River tissue mills are coal and other fuels which are burned to produce the heat necessary to dry paper, process wastepaper, provide steam and produce virtually all the electric power at those mills. Coal is received in Green Bay in self-unloading vessels during the Great Lakes shipping season and at the Muskogee and Savannah River mills by truck and rail. The Company maintains inventories of coal and other fuels at all mills. The Savannah River mill can also generate electrical power by burning natural gas in combustion turbines. The primary sources of energy for the Company's United Kingdom tissue facilities are purchased electrical power and natural gas.


RAW MATERIALS AND SUPPLIES

     The principal raw materials and supplies used to manufacture tissue products are wastepaper (which is processed to reclaim fiber), chemicals, corrugated shipping cases and packaging materials. A substantial majority of the Company's products are made with 100% recycled fiber derived from

                                   - 4 -
wastepaper. The de-inking technology employed by the Company allows it to use a broad range of wastepaper grades, which effectively increases both the number of sources and the quantity of wastepaper available for its manufacturing process. The Company manufactures some of the process chemicals required for the Company's tissue production at each of its domestic mill locations. The balance of its chemical requirements is purchased from outside sources. The Company also purchases significant quantities of coal for generation of electrical power and steam at all three of its domestic tissue mills. The Company seeks to maintain inventories of wastepaper, other raw materials and supplies which are adequate to meet its anticipated manufacturing needs.

COMPETITION

     All the markets in which the Company sells its products are extremely competitive. The Company's tissue products compete directly with those of Georgia-Pacific Corporation, James River Corporation of Virginia, Kimberly-Clark Corporation, Pope & Talbot, Inc., Scott Paper Company, The Procter & Gamble Company, Wisconsin Tissue Mills (owned by Chesapeake Corporation), as well as regional manufacturers, including converters of tissue into finished products who buy tissue directly from tissue mills. Although customers generally take into account price, quality, distribution and service as factors when considering purchasing products from the Company, over the last three years, pricing has become a more dominant competitive factor.

CUSTOMERS

     The Company principally markets its products to customers in the United States and the United Kingdom. The business of the Company is not dependent on a single customer.

BACKLOG

     The Company's products are manufactured with relatively short production time from basic materials. Products marketed under the Company's trademarks and stock items are sold from inventory. The backlog of customer orders is not significant in relation to sales.

RESEARCH

     The Company maintains laboratory facilities with a permanent staff of engineers, scientists and technicians who are responsible for product quality, process control, improvement of existing products, development of new products and processes and provision of technical assistance in adhering to regulatory standards. Continuing emphasis is placed upon expanding the Company's capability to de-ink a broader range of wastepaper grades, further automation of manufacturing operations, the development of improved manufacturing and environmental processes and the design of new products.

PATENTS, LICENSES, TRADEMARKS AND TRADE NAMES

     While the Company owns or is a licensee of a number of patents, its operations and products are not materially dependent on any patent. The Company's domestic tissue products for home use are sold under the principal brand names Soft 'N Gentle, Mardi Gras, Green Forest, Page and So-Dri. For the Company's domestic commercial tissue business, principal brand names include Envision and Generation II. All brand names are registered trademarks

                                   - 5 -
of the Company. A portion of the Company's tissue products are sold under private labels or brand names owned by customers.

EMPLOYEES AND EMPLOYEE RELATIONS

     At December 31, 1993, the Company's world-wide employment was approximately 6,800. There is no union representation at any of the Company's domestic facilities. The Company considers its relationship with its employees to be good.

ENVIRONMENTAL MATTERS

     The Company's domestic manufacturing operations are subject to regulation by various federal, state and local authorities concerned with the limitation and control of emissions and discharges to the air and waters and the handling, use and disposal of specified chemicals and solid waste. The Company's United Kingdom operations are subject to similar regulation.

     The Company has made significant capital expenditures in the past to comply with environmental regulations and will continue to do so in the future. In 1993, the Company made capital expenditures of $13.2 million with respect to pollution abatement and environmental compliance. The Company expects to commit to approximately $15.1 million of capital expenditures to maintain compliance with environmental control standards at its facilities over 1994 and 1995. Included in the 1993 capital expenditures was $11.1 million for pollution abatement equipment in connection with mill expansions in Green Bay, Wisconsin; Muskogee, Oklahoma; Effingham County, Georgia and the United Kingdom. Included in the 1994-1995 expected expenditures is $5.7 million for pollution abatement equipment in connection with completing projects initiated in 1993 and prior years.

     Future environmental legislation and developing regulations are expected to further limit emission and discharge levels and to expand the scope of regulation, all of which will require continuing capital expenditures. The U.S. EPA has proposed Great Lakes Water Quality Guidance regarding the development of water quality standards for the Great Lakes and its tributaries. That same agency has also indicated that it intends to propose air emission standards in 1995 under the federal Clean Air Act Amendments for the de-inking portion of the pulp and paper industry. Further, the U.S. EPA has proposed technology based effluent discharge standards for the de-inking portion of the pulp and paper industry. The Company is awaiting the issuance of final regulations, as well as, in certain instances, implementing regulations by state environmental authorities to determine the nature and stringency of these several regulatory initiatives, including the period over which new standards are to be achieved and the impact of those regulatory initiatives on the Company's results of operations and capital expenditures. There can be no assurance that such costs would not be material to the Company. Pursuant to the requirements of applicable federal, state and local statutes and regulations, the Company has received or applied for all the environmental permits and approvals material to the operation of its manufacturing facilities. The impact of any modifications that may be required in the future to the Company's existing permits will be determined by the environmental standards specified in such permits, upon renewal or modification, and the time period over which new standards are to be achieved.

     In March 1990, the Company began a remedial investigation of its Green Bay, Wisconsin landfill. The investigation is being overseen by the

                                   - 6 -
U.S. EPA under authority granted to the agency by the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as the "Superfund Act." A Preliminary Health Assessment released by the United States Department of Health and Human Services in January 1992 reported that the Company's Green Bay landfill does not pose any apparent public health hazard. Based upon the results of the remedial investigation through December 31, 1993, the Company believes that costs or expenditures associated with any future remedial action, were it to be required, would not have a material adverse effect on the Company's financial condition.

     Except for the Green Bay landfill site, the Company is not presently named as a potentially responsible party at any other Superfund related sites; however, there can be no certainty that the Company will not be named as a potentially responsible party at any other sites in the future or that the costs associated with those sites would not be material.

     The Company is participating with a coalition consisting of industry, local government, state regulatory commission and public interest members studying the nature and extent of sediment contamination of the Fox River in Wisconsin. The objective of the coalition is to identify, recommend and implement cost effective remediation of contaminated deposits which can be implemented on a voluntary basis. One of the industry coalition members in cooperation with the Wisconsin Department of Natural Resources has undertaken a demonstration project designed to remediate one sediment deposit located approximately 38 miles upstream from the Company's Green Bay, Wisconsin facility. The costs to remediate the deposit are being borne by parties whose operations are contiguous to or are otherwise potentially responsible for remediation of that site. The Company's participation in the studies undertaken by the coalition is voluntary and its contributions to funding those activities, to date, have not been significant. The extent and timing, as well as the technology to be employed in connection with any Fox River remediation efforts downstream from the initial deposit are uncertain. Based upon all of the information available, the Company is presently unable to estimate the financial impact to the Company, if any, of future Fox River remediation but cannot conclude that such impact in all events would not be material.

     On July 15, 1992, Region V of the U.S. EPA issued a Finding of Violation to the Company concerning the No. 8 boiler at its Green Bay, Wisconsin mill. The Finding alleges violation of regulations issued by the U.S. EPA under the Clean Air Act relating to New Source Performance Standards for Fossil-Fuel-Fired Steam Generators. In response to an accompanying Request for Information, the Company furnished certain information concerning the operation of the boiler. The Company met with representatives of the U.S. EPA in August 1992 and February 1993 to discuss the alleged violations. On January 11, 1994, the U.S. EPA informally advised the Company that, due to its internal guidelines that limit the authority of the agency to administratively resolve matters that include alleged violations extending over a period of more than one year, disposition of the Finding of Violation is being transferred to the U.S. Department of Justice. The Company believes the operation of its No. 8 boiler has been in continuous compliance with the applicable rules. Although the ultimate disposition of this matter cannot be predicted with certainty, the Company believes that it will not have a material adverse effect on the Company's financial condition.





                                   - 7 -

ITEM 2.  PROPERTIES

     The Company's Green Bay, Wisconsin tissue mill includes a coal-fired cogenerating power plant; a de-inking and pulp processing plant; a chemical plant; papermaking machines and related drying equipment; nonwoven and dry form manufacturing machines; and converting equipment for cutting, folding, printing and packaging paper and nonwovens into the Company's finished products. The Company's Green Bay mill is well maintained and considered suitable for its intended purpose.

     A second domestic tissue mill is located in Muskogee, Oklahoma. This mill includes a coal-fired cogenerating power plant; a de-inking and pulp processing plant; a chemical plant; papermaking machines and related drying equipment; and converting equipment for cutting, folding, printing and packaging paper into the Company's finished products. The Muskogee mill was specifically designed for its purpose.

     A third domestic tissue mill, the Savannah River mill, is located in Effingham County, near Savannah, Georgia. This mill includes a de-inking and pulp processing plant; a chemical plant; papermaking machines and related drying equipment; and converting equipment for the cutting, folding, printing and packaging of paper into the Company's finished products. The Savannah River mill also contains coal-fired cogenerating power equipment and combustion turbines for the production of electrical power and steam. The Savannah River mill was specifically designed for its purpose.

     The Company's tissue manufacturing facilities in the United Kingdom include a de-inking and pulp processing plant; papermaking machines and related drying equipment; and converting equipment for the cutting, folding, printing and packaging of paper into the Company's finished products. The Company's United Kingdom operations are well maintained and considered suitable for their intended purpose.

     Except for certain facilities and equipment constructed or acquired in connection with sale and leaseback transactions pursuant to which the Company continues to possess and operate such facilities and equipment, substantially all the Company's manufacturing facilities and equipment are owned in fee. The Company's domestic and United Kingdom tissue manufacturing facilities are pledged as collateral under the terms of the Company's debt agreements. See
Note 8 to the audited consolidated financial statements.

     The Green Bay, Muskogee, Savannah River and United Kingdom facilities generally operate paper machines at full capacity seven days per week. Converting facilities are generally operated on a 3-shift, 5-day per week basis or a 7-day per week schedule. Converting capacity could be expanded by working additional hours and/or adding converting equipment.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and its subsidiaries are parties to lawsuits and state and federal administrative proceedings in connection with their businesses. Although the final results in such suits and proceedings cannot be predicted with certainty, the Company believes that they will not have a material adverse effect on the Company's financial condition.

     The Internal Revenue Service ("IRS") issued a statutory notice of deficiency ("Notice") to the Company in March 1992 for additional income tax for the 1988 tax year. The Notice resulted from an audit of the Company's

                                   - 8 -
1988 tax year wherein the IRS adjusted income and disallowed deductions, including deductions for fees and expenses related to the Acquisition. The IRS also disallowed deductions for fees and expenses related to 1988 debt financing and refinancing transactions. In March 1992, the Company filed a petition in the U.S. Tax Court opposing substantially all of the claimed deficiency and the case was tried in September 1993. After the trial, the Company and the IRS executed an agreed Supplemental Stipulation of Facts by which the IRS and the Company partially settled the case by agreeing that certain fees and expenses (previously disallowed by the IRS and potentially representing approximately $26 million of tax liability) were properly deductible by the Company over the term of the 1988 debt financing and refinancing. In addition, the Company agreed to capitalize certain amounts identified by the IRS and paid additional federal income tax of approximately $5 million representing its liability with respect to the agreed adjustments. The U.S. Tax Court has not yet decided the points that remain in dispute in the case after the partial settlement. The Company estimates that if the IRS were to prevail in disallowing deductions for the fees and expenses remaining in dispute before the trial judge, the potential amount of additional taxes due the IRS on account of such disallowance for the period 1988 through 1993 would be approximately $31 million and for the periods after 1993 (assuming current statutory tax rates) would be approximately $11 million, in each case exclusive of IRS interest charges. Since the Company's 1988 tax case involves disputed issues of law and fact, the Company is unable to predict its final result with certainty. The Company believes, however, that its ultimate resolution will not have a material adverse effect on the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1993.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     There is no public market for the stock of the Company. The number of holders of record of the Company's Common Stock as of December 31, 1993 was 61.

ITEM 6.  SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

                                                            Year Ended December 31,
                                              --------------------------------------------------
                                              1993        1992       1991        1990       1989
                                              ----        ----       ----        ----       ----
                                                                    (In millions)
STATEMENT OF INCOME DATA:
  Net sales ............................... $ 1,187      $1,151     $1,138     $1,151     $1,054
  Cost of sales (a)........................     784         726        713        719        660
                                            -------      ------     ------     ------     ------
  Gross income.............................     403         425        425        432        394
  Selling, general, and
    administrative.........................      97          97         98        105         96
  Amortization of goodwill.................      43          57         57         57         57
  Goodwill write-off (b)...................   1,980          --         --         --         --
                                            -------      ------     ------     ------     ------

  Operating income (loss)..................  (1,717)        271        270        270        241
  Interest expense.........................     342         338        371        423        410
  Other (income) expense, net (c)..........      (3)          2         (3)       (33)       (11)
                                            -------      ------     ------     ------     ------
  Loss before taxes........................  (2,056)        (69)       (98)      (120)      (158)
  Income taxes (credit)....................     (16)         --        (24)       (37)        14
                                            -------      ------     ------     ------     ------
  Loss before equity
    earnings, extraordinary
    items and adjustment for
    accounting change......................  (2,040)        (69)       (74)       (83)      (172)
  Equity in net loss
    of unconsolidated
    subsidiaries (c).......................      --          --        (32)       (23)       (67)
                                            -------      ------     ------     ------     ------
  Net loss before extraordinary
    items and adjustment for
    accounting change......................  (2,040)        (69)      (106)      (106)      (239)
  Extraordinary items - loss
    on debt repurchases (net
    of income taxes).......................     (12)         --         (5)        --         --
  Adjustment for adoption of
    SFAS No. 106 (d).......................      --         (11)        --         --         --
                                            -------      ------     ------     ------     ------
  Net loss................................. $(2,052)     $  (80)    $ (111)    $ (106)    $ (239)
                                            =======      ======     ======     ======     ======
OTHER DATA:
  EBDIAT (e)............................... $   387      $  410     $  444     $  441     $  411
  Depreciation of property,
    plant, and equipment...................      88          81        116        112        109
  Amortization of goodwill and
    goodwill write-off.....................   2,023          57         57         57         57
  Non-cash interest expense................     101         140        141        145        132
  Capital expenditures.....................     166         233        144         97        101
  Deficiency of earnings available
    to cover fixed charges (f).............  (2,065)        (81)      (103)      (123)      (263)

BALANCE SHEET DATA (at end of
  period):
  Total assets............................. $ 1,650      $3,575     $3,470     $3,627     $3,948
  Working capital (deficit)................     (92)       (127)         2        (80)      (119)
  Long-term debt (including current
    portion and Voting Common
    Stock with put right)..................   3,234       3,104      2,947      3,125      3,333
  Shareholders' equity (deficit)...........  (2,081)        (29)        62         13        111

(a) Effective January 1, 1992, the Company prospectively changed its estimates of the depreciable lives of certain machinery and equipment. The change had the effect of reducing depreciation expense by approximately $38 million and net loss by $24 million in 1992.

(b) During the third quarter of 1993, the Company wrote off the unamortized balance of its goodwill of $1.98 billion. See Note 4 of the Company's audited consolidated financial statements.

(c) In 1989, the Company transferred all the capital stock of Fort Howard Cup Corporation to Sweetheart Holdings Inc. ("Sweetheart") for a 49.9% equity interest in Sweetheart and other assets for a total consideration of $620 million (the "Cup Transfer"). The Company also undertook a plan to divest all its remaining international cup operations. As a result, the Company recorded a $120 million charge in 1989. As of December 31, 1991, the Company had sold all its international cup operations and had discontinued recording equity in net losses of Sweetheart because the carrying value of the the Company's investment in Sweetheart was reduced to zero. During the third quarter of 1993, the Company sold its remaining equity interest in Sweetheart for $5.1 million recognizing a gain of the same amount.

(d) Reflects the cumulative effect on years prior to 1992 of adopting SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This change in accounting principle, excluding the cumulative effect, decreased operating income for 1992 by $1.2 million.

(e) Represents operating income plus depreciation of property, plant and equipment, amortization of goodwill, the goodwill write-off and the effects of employee stock compensation (credits). EBDIAT is presented here, not as a measure of operating results, but rather as a measure of the Company's debt service ability. Certain financial and other restrictive covenants in the Company's Bank Credit Agreement, the 1993 Term Loan Agreement, the Senior Secured Note Agreement and other instruments governing the Company's indebtedness are based on the Company's EBDIAT, subject to certain adjustments.

(f) For purposes of these computations, earnings consist of consolidated income (loss) before taxes plus fixed charges (excluding capitalized interest) of both consolidated and unconsolidated subsidiaries. Amounts applicable to unconsolidated subsidiaries are excluded from such computations commencing on November 14, 1989, due to the Cup Transfer. Fixed charges consist of interest on indebtedness (including capitalized interest and amortization of deferred loan costs) plus that portion (deemed to be one-fourth) of operating lease rental expense representative of the interest factor.















                                   - 11 -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Acquisition was accounted for using the purchase method of accounting. The aggregate purchase price of approximately $3.7 billion, including related acquisition costs, was allocated first to the assets and liabilities of the Company based upon their respective fair values, with the remainder of approximately $2.3 billion allocated to goodwill. In the third quarter of 1993, the Company wrote-off its remaining goodwill balance of $1.98 billion.

RESULTS OF OPERATIONS
                                         Year Ended December 31,
                                      -----------------------------
                                      1993        1992         1991
                                      ----        ----         ----
                                    (In millions, except percentages)
   Net sales:
     Domestic tissue................ $ 1,004     $  978      $  994
     International operations.......     143        143         110
     Eliminations and other.........      40         30          34
                                     -------     ------      ------
     Consolidated................... $ 1,187     $1,151      $1,138
                                     =======     ======      ======

   Operating income (loss):
     Domestic tissue(a)(b).......... $(1,715)    $  252      $  251
     International operations(a)....      (1)        17          16
     Eliminations and other(a)......      (1)         2           3
                                     -------     ------      ------
     Consolidated(b)................  (1,717)       271         270
   Amortization of purchase
     accounting.....................      57         75          85
   Goodwill write-off(a)............   1,980         --          --
   Employee stock compensation......      (8)         1           1
                                     -------     ------      ------
     Adjusted operating income......     312        347         356
   Other depreciation...............      75         63          88
                                     -------     ------      ------
     EBDIAT......................... $   387     $  410      $  444
                                     =======     ======      ======
   Consolidated net loss............ $(2,052)    $  (80)     $ (111)
                                     =======     ======      ======
   EBDIAT as a percent of
     net sales......................   32.6%      35.6%       39.0%

(a)  See Note 4 to the audited consolidated financial statements.

(b) Effective January 1, 1992, the Company prospectively changed its estimates of the depreciable lives of certain machinery and equipment. The change had the effect of reducing depreciation expense and increasing operating income by approximately $38 million in 1992.





                                   - 12 -
     A progressive decline in domestic commercial and consumer market selling prices occurred during 1991. Low industry operating rates and aggressive competitive pricing among tissue producers resulting from the recession, additions to capacity in the industry and other factors adversely affected tissue industry operating conditions in 1991. These conditions persisted through 1992 and 1993 causing further price declines. Although the Company introduced domestic net selling price increases in each of the first three quarters of 1993, industry operating rates were relatively low during this period and are expected to be relatively low in the first quarter of 1994, a period of seasonally lower volume. Accordingly, in the first quarter of 1994, the Company's results may be adversely affected as a result of weak industry demand. In addition, announced industry capacity additions through 1995 and the weak economic recovery indicate that these industry conditions may continue to affect the Company's net selling prices and operating income margins in the near term.

Fiscal Year 1993 Compared to Fiscal Year 1992

     Net Sales. Consolidated net sales for 1993 increased 3.1% compared to 1992. Domestic tissue net sales for 1993 increased 2.7% compared to 1992 due to volume increases that were largely offset by lower net selling prices. In mid-1992, average net selling prices rose principally as a result of an attempted price increase in the commercial market but then fell to pre-price increase levels in the fourth quarter of 1992 and fell again in the first quarter of 1993, periods of seasonally lower volume shipments. Average net selling prices held flat from the first quarter of 1993 to the second quarter of 1993 and increased in each of the third and fourth quarters of 1993 from the previous quarter levels. However, in spite of introductions of net selling price increases in each of the first three quarters of 1993, average net selling prices for 1993 were below average net selling prices for 1992. Net sales of the Company's international operations were flat in 1993 compared to 1992 primarily due to significantly lower net selling prices and lower exchange rates offset by volume increases resulting from the acquisition of Stuart Edgar and the start-up of a new paper machine. United Kingdom retailers engaged in increasingly competitive pricing activity in 1993 across a broad range of consumer products including disposable paper products. Such competitive pricing activity is expected to continue into 1994.

     Gross Income. Consolidated gross margins decreased to 34.0% in 1993 compared to 36.9% in 1992. Domestic tissue gross margins decreased to 37.4% in 1993 from 40.0% in 1992 primarily due to lower net selling prices and an increase in wastepaper costs. Gross margins of international operations also declined in 1993 principally due to the lower net selling prices. Unit manufacturing costs of international operations declined in 1993 compared to 1992 as a result of the start-up of a new paper machine and related facilities in the first quarter of 1993 at the Company's United Kingdom tissue operations.

     Selling, General and Administrative Expenses. Due to the effects of adverse tissue industry operating conditions on its long-term earnings forecast, the Company decreased the estimated fair market valuation of its Common Stock. Accordingly, in 1993 the Company reversed all previously accrued employee stock compensation expense of $8 million, resulting in a decrease in selling, general and administrative expenses, as a percent of net sales, to 8.2% in 1993 from 8.5% in 1992. Excluding the effects of employee stock compensation from both years, selling, general and administrative expenses, as a percent of net sales, would have increased slightly in 1993 to 8.8% from 8.4% for 1992.

                                   - 13 -
     Goodwill Write-Off. As previously reported by the Company (and as further described below), low industry operating rates and aggressive competitive pricing among tissue producers resulting from the recession, additions to industry capacity and other factors have been adversely affecting tissue industry operating conditions and the Company's operating results since 1991.

     Declining Selling Prices. Although sales volumes have increased, industry pricing has been very competitive due to the factors discussed below. The Company's average domestic net selling prices have declined by approximately 5% in each of 1991 and 1992. Commercial market price increases attempted in mid-1992 were not achieved as commercial market pricing fell to pre-price increase levels in the fourth quarter of 1992 and fell again in the first quarter of 1993, periods of seasonally lower volume shipments. Average net selling prices held flat from the first quarter of 1993 to the second quarter of 1993 and increased from the second to the third quarter of 1993. However, in spite of introductions of net selling price increases in each of the first three quarters of 1993, average net selling prices for the first nine months of 1993 were below average net selling prices for the same period in 1992. Pricing in the Company's international markets declined significantly over this time period as well.

     Industry Operating Rates. Based on publicly available information, including data collected by the American Forest and Paper Association ("AFPA"), industry capacity additions in 1990 through 1992 significantly exceeded historic capacity addition rates. Such additions and weak demand caused industry operating rates to fall to very low levels in 1991 and 1992 in comparison to historic rates. Tissue industry operating rates increased only slightly during the first nine months of 1993 from the low levels experienced in 1991 and 1992. Announced tissue industry capacity additions through 1995, as reported by the AFPA through the first three quarters of 1993, approximated average industry shipment growth rates after 1990. For the first nine months of 1993, the industry shipment growth rate fell sharply from the already low rates in 1991 and 1992. Consequently, without an improved economic recovery and improved industry demand, tissue industry operating rates may remain at relatively low levels for the near term, adversely affecting industry pricing.

     Economic Conditions. The recession and weak recovery have continued to adversely affect tissue market growth. Job formation is an important stimulus for growth in the commercial tissue market where approximately two-thirds of the Company's domestic tissue sales are targeted. Since 1990, job formation has been weak and was projected to improve only slightly in 1994.
Accordingly, demand growth was weak in 1991, 1992 and in the first nine months of 1993, and does not appear to offer any substantial relief to the outlook for industry operating rates and pricing for the near term.

     Gross Margins. The Company's gross margins steadily declined in 1991, 1992 and 1993 as a result of the factors noted above. In 1993, the Company's gross margins were also affected by increased wastepaper costs.

     As a result of these conditions, the Company expected that the significant pricing deterioration experienced in 1991 through mid-1993 would be followed by average annual price increases that approximated the Company's annual historical price increase trend for the years 1984 through 1993 of approximately 1% per year. Accordingly, during the second quarter of 1993, the Company commenced an evaluation of the carrying value of its goodwill for possible impairment. The Company revised its projections and concluded its evaluation in the third quarter of 1993 determining that its forecasted

                                   - 14 -
cumulative net income before goodwill amortization was inadequate to recover the future amortization of the Company's goodwill balance over the remaining amortization period of the goodwill.

     For a more detailed discussion of the methodology and assumptions employed to assess the recoverability of the Company's goodwill, refer to
Note 4 of the Company's audited consolidated financial statements.

     Operating Income (Loss). As a result of the goodwill write-off, the Company's operating loss was $1,717 million for 1993 compared to operating income of $271 million for 1992. The depreciation of asset write-ups to fair market value in purchase accounting is charged against the Company's cost of sales and selling, general and administrative expenses. Excluding this purchase accounting depreciation, amortization of goodwill, the goodwill write-off and the reversal of employee stock compensation, adjusted operating income (as reported in the preceding table) declined to $312 million for 1993 from $347 million for 1992. Adjusted operating income declined in 1993 compared to 1992 principally due to the effects of lower domestic and foreign net selling prices, higher wastepaper costs in the U.S. and lower exchange rates.

     EBDIAT. Earnings before depreciation, interest, amortization and taxes ("EBDIAT") declined to $387 million for 1993 from $410 million for 1992. EBDIAT is reported by the Company, not as a measure of operating results, but rather as a measure of the Company's debt service ability. Certain financial and other restrictive covenants in the Company's Bank Credit Agreement, the Senior Secured Note Agreement, the 1993 Term Loan Agreement and other instruments governing the Company's indebtedness are based on the Company's EBDIAT, subject to certain adjustments.

     Other Income, Net. In 1993, the Company sold its remaining equity interest in Sweetheart for $5.1 million recognizing a gain of the same amount. The Company had previously reduced the carrying value of its investment in Sweetheart to zero in 1991.

     Income Taxes. The income tax credit for 1993 principally reflects the reversal of previously provided deferred income taxes. The income tax credit for 1992 reflects the reversal of previously provided deferred income taxes related to domestic tissue operations offset almost entirely by foreign income taxes.

     Extraordinary Loss and Accounting Change. The Company's net loss in 1993 was increased by an extraordinary loss of $12 million (net of income taxes of $7 million) representing the write-off of unamortized deferred loan costs associated with the repayment of $250 million of term loan indebtedness under the Company's Bank Credit Agreement (the "Term Loan"), the repurchase of all the Company's 14 5/8% Junior Subordinated Debentures due 2004 (the "14 5/8% Debentures") and the repurchase of $50 million of the Company's 12 3/8% Senior Subordinated Notes due 2000 (the "12 3/8% Notes"). The net loss for 1992 was increased by the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 106. The cumulative effect on years prior to 1992 of adopting SFAS No. 106 is stated separately in the Company's unaudited condensed consolidated statement of income for 1992 as a one-time, after-tax charge of $11 million.

     Net Loss. For 1993, the Company's net loss increased, principally due to the goodwill write-off, to $2,052 million compared to $80 million for 1992.


                                   - 15 -
Fiscal Year 1992 Compared to Fiscal Year 1991

     Net Sales. Domestic tissue sales decreased 1.6% in 1992 compared to 1991. The decrease was attributable to lower net selling prices which were partially offset by volume increases.

     Net sales of the Company's United Kingdom tissue operations increased 30.0% in 1992 compared to 1991. The increase primarily was due to volume increases in both the consumer and commercial markets, and to a lesser extent, due to the acquisition of Stuart Edgar in September 1992, partially offset by lower net selling prices and lower exchange rates.

     Gross Income. Effective January 1, 1992, the Company prospectively changed its estimates of the depreciable lives of certain machinery and equipment. These changes were made to better reflect the estimated periods during which such assets will remain in service. As a result, the Company believes, based primarily on an analysis of publicly available information, that the lives over which the Company depreciates the cost of its operating equipment and other capital assets more closely approximates industry norms. For 1992, the change had the effect of reducing depreciation expense by $38 million and reducing net loss by $24 million.

     Domestic tissue gross margins increased slightly in 1992 to 40.0% compared to 39.4% in 1991 due to lower depreciation expense and lower raw material costs, which were largely offset by the decline in net selling prices. Excluding the effects of the changes in depreciable lives, domestic tissue gross margins would have declined to 36.1% in 1992. Gross margins for international operations declined in 1992 due to purchases of parent rolls to support volume increases in anticipation of the start-up of a new paper machine in 1993 and the effects of the acquisition of Stuart Edgar.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, as a percent of net sales, decreased to 8.5% in 1992 compared to 8.6% in 1991. These results occurred principally due to an overall cost containment effort on the part of the Company, partially offset by the effects of the lower net selling prices and higher volume.

     Operating Income. Operating income of $271 million in 1992 was flat with operating income in 1991. The depreciation of asset write-ups to fair market value in purchase accounting is charged against the Company's cost of sales and selling, general and administrative expenses. Excluding this purchase accounting depreciation, amortization of goodwill and employee stock compensation, adjusted operating income would have been $347 million and $356 million or 30.1% and 31.3% as a percent of net sales in 1992 and 1991, respectively. Adjusted operating income as a percent of net sales declined in 1992 from 1991 due to the effects in 1992 of lower net selling prices, the higher volume growth rate of the lower margin international operations compared to domestic operations and the acquisition of Stuart Edgar, partially offset by the effects of the changes in depreciable lives.

     EBDIAT. EBDIAT declined $34 million in 1992 to $410 million from $444 million in 1991 and declined as a percent of net sales to 35.6% in 1992 from 39.0% in 1991.

     Interest Expense. Interest expense declined approximately $33 million in 1992 as compared to 1991. Debt repurchased with the proceeds of a private placement of Common Stock in 1991 reduced the Company's average outstanding indebtedness in 1992 compared to 1991. Lower average interest rates, in part

                                   - 16 -
due to borrowings under the Company's Revolving Credit Facility to repurchase high yield subordinated debt, also contributed to lower interest expense in 1992 as compared to 1991.

     Equity Earnings. The Company's results for 1992 exclude any equity in the net loss of Sweetheart for the year compared to equity in net losses totaling $32 million in 1991. The Company discontinued the recording of equity in the net losses of Sweetheart, an unconsolidated subsidiary, when the carrying value of its investment in Sweetheart was reduced to zero in the fourth quarter of 1991.

     Income Taxes. The lower income tax credit for 1992 reflects the Company's lower domestic net loss for the year, offset by foreign income taxes. The income tax credit for 1991 principally reflects the reversal of previously provided deferred income taxes.

     Extraordinary Loss and Accounting Change. Results for 1991 were impacted by an extraordinary loss of $5 million (net of income taxes) related to debt repurchases. As of January 1, 1992, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The standard requires that the expected cost of postretirement health care benefits be charged to expense during the years that employees render service. The cumulative effect on years prior to 1992 of adopting SFAS No. 106 is stated separately in the Company's consolidated statement of income for 1992 as a one-time after-tax charge of $11 million. This change in accounting principle, excluding the cumulative effect, decreased operating income for 1992 by $1 million.

     Net Loss.  For 1992, the Company's net loss decreased 27.7% to
$80 million from $111 million in 1991. Excluding the effects of the changes in depreciable lives and the change in accounting principle for postretirement benefits in 1992, and excluding the extraordinary item attributable to debt repurchases and equity in net losses incurred by unconsolidated subsidiaries in 1991, the net loss for 1992 would have increased 7.3% compared to 1991.

LIQUIDITY AND CAPITAL RESOURCES

     During 1993, cash increased $39,000. Capital additions of $166 million and debt repayments of $841 million, including the repayment of $250 million of the Term Loan, the repurchase of all the 14 5/8% Debentures, and the repurchase of $50 million of the 12 3/8% Notes, were funded principally by cash provided from operations of $151 million, net proceeds from the sale of 9 1/4% Senior Unsecured Notes due 2001 (the "9 1/4% Notes") and 10% Subordinated Notes due 2003 (the "10% Notes") of $729 million, net proceeds of a new bank term loan in 1993 (the "1993 Term Loan") of $95 million, borrowings of $28 million under the revolving credit facility under the Bank Credit Agreement (the "Revolving Credit Facility") and Fort Sterling borrowings of $9 million.

     During 1992, cash decreased $9 million. Capital additions of $233 million, the acquisition of Stuart Edgar for $8 million (net of debt assumed of $17 million) and debt repayments of $168 million, principally for the retirement of the Company's 7% Notes due 1992 (the "7% Notes"), were funded principally by cash provided from operations of $210 million, borrowings under the Revolving Credit Facility of $141 million and borrowings of $49 million by Fort Sterling.



                                   - 17 -
     Although the obligations under the Bank Credit Agreement, the 1993 Term Loan Agreement and the Senior Secured Note Agreement bear interest at floating rates, the Company is required to enter into interest rate agreements which effectively fix or limit the interest cost to the Company. Pursuant to the Bank Credit Agreement, the Company is a party to interest rate cap agreements which limit the interest cost to the Company to 8.25% (including the Company's borrowing margin on Eurodollar rate loans) until June 1, 1996, with respect to $500 million. Pursuant to the 1993 Term Loan Agreement, the Company is party to an interest rate swap agreement which limits the interest cost to the Company to 6.53% (including the Company's borrowing margin on Eurodollar rate loans) until April 21, 1994 with respect to $100 million. The Company is also a party to an interest rate cap agreement which limits the interest cost to the Company to rates between 11.25% and 12.00% until September 11, 1994, with respect to $300 million received through the issuance of the Senior Secured Notes. See Note 8 to the Company's audited consolidated financial statements for additional information concerning the agreements.

     On March 22, 1993, the Company sold $450 million principal amount of 9 1/4% Notes due 2001 and $300 million principal amount of 10% Notes due 2003 in a registered public offering (collectively, the "1993 Notes"). On
April 21, 1993, the Company borrowed $100 million pursuant to the 1993 Term Loan. Proceeds from the sale of the 1993 Notes and from the 1993 Term Loan were applied to the prepayment of $250 million of the Term Loan, to the repayment of a portion of the Company's indebtedness under the Revolving Credit Facility, to the repurchase of all the Company's outstanding 14 5/8% Debentures and to the payment of fees and expenses.

     The 9 1/4% Notes are senior unsecured obligations of the Company, rank equally in right of payment with the other senior indebtedness of the Company and are senior to all existing and future subordinated indebtedness of the Company. The 10% Notes are subordinated in right of payment to all existing and future senior indebtedness of the Company, including the 12 3/8% Notes (to be repurchased in 1994 as described below), rank equally with the 12 5/8% Subordinated Debentures due 2000 (the "12 5/8% Debentures") and constitute senior indebtedness with respect to the 14 1/8% Junior Subordinated Discount Debentures due 2004 (the "14 1/8% Debentures"). The 1993 Term Loan bears interest, at the Company's option, at Bankers Trust's prime rate, plus 1.75% or, subject to certain limitations, at a reserve adjusted Eurodollar rate, plus 3.00%, and matures May 1, 1997. The 1993 Term Loan constitutes senior secured indebtedness of the Company.

     In connection with the sale of the 1993 Notes and the borrowing under the 1993 Term Loan, the Company amended the Bank Credit Agreement and the Senior Secured Note Agreement. Among other changes, the amendments reduced domestic capital spending limits for 1993 and future years. In addition, the Company's required ratios of earnings before non-cash charges, interest and taxes to cash interest for 1993 and subsequent years were lowered to give effect to the greater amount of the Company's cash interest payments as a result of the issuance of the 9 1/4% Notes and the 10% Notes and subsequent repurchases of 14 5/8% Debentures.

     The Company redeemed $50 million of its 12 3/8% Notes at the redemption price of 105% of the principal amount thereof on November 1, 1993, the first date that such notes were redeemable. The redemption was funded principally from excess funds from the sale of the 1993 Notes. In connection with the redemption, the Company incurred an extraordinary loss in the fourth quarter of 1993 of $2 million (net of income taxes), representing the redemption premium and unamortized deferred loan costs.

                                   - 18 -
     On February 9, 1994, the Company sold $100 million principal amount of 8 1/4% Senior Unsecured Notes due 2002 (the "8 1/4% Notes") and $650 million principal amount of 9% Senior Subordinated Notes due 2006 (the "9% Notes") in a registered public offering (collectively, the "1994 Notes"). Proceeds from the sale of the 1994 Notes have been or will be applied to the repurchase of all the remaining 12 3/8% Notes at the redemption price of 105% of the principal thereof, to the repurchase of $238 million of 12 5/8% Debentures at the redemption price of 105% of the principal thereof, to the prepayment of $100 million of the Term Loan, to the repayment of a portion of the Company's indebtedness under the Revolving Credit Facility and to the payment of fees and expenses.

     The 8 1/4% Notes are senior unsecured obligations of the Company, rank equally in right of payment with the other senior indebtedness of the Company and are senior to all existing and future subordinated indebtedness of the Company. The 9% Notes are subordinated in right of payment to all existing and future senior indebtedness of the Company, and constitute senior indebtedness with respect to the 10% Notes, the 12 5/8% Debentures and the 14 1/8% Debentures.

     In connection with the sale of the 1994 Notes, the Company amended the Bank Credit Agreement, the 1993 Term Loan Agreement and the Senior Secured Note Agreement. Among other changes, the amendments reduced the required ratio of earnings before non-cash charges, interest and taxes to cash interest for the four fiscal quarters ending March 31, 1994, from 1.50 to 1.00 to 1.40 to 1.00.

     The Company will incur an extraordinary loss of $27 million (net of income taxes of $16 million) in the first quarter of 1994 representing the redemption premiums on the repurchases of the 12 3/8% Notes and the 12 5/8% Debentures, and the write-off of deferred loan costs associated with the repayment of the $100 million of the Term Loan and the repurchases of the 12 3/8% Notes and the 12 5/8% Debentures.

     In 1991, Fort Sterling entered into a credit agreement to provide financing for the addition of a third paper machine and related equipment at its tissue mill. The facility consists of a 20 million pound sterling (approximately $30 million) term loan due March 2001, and a 5 million pound sterling (approximately $7 million) revolving credit facility due March 1996. In 1992, Fort Sterling entered into a second credit agreement to finance the acquisition of Stuart Edgar. This facility consists of a term loan due December 1997 with 3.4 million pounds sterling (approximately $5 million) outstanding at December 31, 1993, and a second term loan due December 1997 with 6.8 million pounds sterling (approximately $10 million) outstanding at December 31, 1993. Both credit agreements bear interest at floating rates and are secured by certain assets of Fort Sterling and Stuart Edgar but are nonrecourse to the Company. At December 31, 1993, $47 million was outstanding under these credit agreements.

     The Company's principal use of funds for the next several years will be for the repayment of indebtedness under the Bank Credit Agreement, the repurchase of the 12 5/8% Debentures and the 14 1/8% Debentures, capital expenditures, including capital expenditures to comply with environmental regulations, the repurchase of its subordinated debt securities generally as described below, and support of the Company's working capital requirements. The Term Loan matures and the Revolving Credit Facility expires in 1996. In connection with the sale of the 1994 Notes, the Company prepaid $100 million of the $107 million mandatory payment due under the Term Loan in 1994, will

                                    - 19 -
repurchase all the 12 3/8% Notes that were due in 1997 and will repurchase $238 million principal amount of the 12 5/8% Debentures due in 2000. The Company is required to make repayments of the Term Loan of $107 million in 1995 and $118 million in 1996. The 1993 Term Loan matures in 1997. The Company intends to use funds generated from operations and borrowings under the Bank Credit Agreement or from other sources to meet its principal needs for funds.

     Given the Company's high leverage and adverse tissue industry operating conditions, the Company intends to continue to maintain and modernize existing tissue mills but does not currently intend to make capital expenditures to add material new capacity. Capital expenditures were $166 million, $233 million and $144 million in 1993, 1992 and 1991, respectively. Capital expenditures are projected to approximate $55-$80 million annually over the next ten years, plus $32 million in 1994 to complete the Muskogee mill expansion and another $32 million over 1994 and 1995 for a new coal-fired boiler under construction at the Company's Savannah River mill. The Bank Credit Agreement, the 1993 Term Loan Agreement and the Senior Secured Note Agreement impose limits for domestic capital expenditures, subject to certain exceptions, of $175 million for 1994, $100 million for 1995 and $100 million for 1996 (with lower sublimits for foreign subsidiaries). In addition, the Company may carryover to one or more years (thereby increasing the scheduled permitted limit for capital expenditures in respect of such year) the sum of all previously unutilized amounts in 1993 and subsequent years (up to $400 million per year) by which the scheduled permitted limit for each prior year exceeded the capital expenditures actually made in respect of such prior year. The Company does not believe such limitations impair its plans for capital expenditures. For a discussion of the Company's capital expenditures in connection with environmental control matters, see "Item 1 - Business - Environmental Matters."

     Market conditions with respect to high yield debt securities may from time to time be such that it is to the Company's advantage to repurchase some or all of its subordinated debt securities in privately negotiated transactions or in the open market. However, the repurchase of subordinated debt securities is limited by certain provisions contained in the Company's senior debt agreements and the indentures under which such subordinated debt securities were issued. As of December 31, 1993, the Company may borrow up to $39 million to repurchase 14 1/8% Debentures. Subsequent to the issuance of the 1994 Notes, the Company may borrow up to $75 million to repurchase 12 5/8% Debentures, until June 30, 1995. Subject to and in compliance with the limitations contained in the Company's debt agreements, and depending upon market conditions, prevailing prices and cash available, the Company may from time to time repurchase subordinated debt.

     The Company has a $350 million Revolving Credit Facility (including letters of credit) under the Bank Credit Agreement with a final maturity of December 31, 1996, which may be used for general corporate purposes. At December 31, 1993, the Company had $106 million in available capacity under the Revolving Credit Facility.

     The Company believes that, notwithstanding the adverse tissue industry operating conditions and the non-cash charge to write-off the remaining balance of the Company's goodwill discussed above, cash provided by operations and access to debt financing in the public and private markets will be sufficient to enable it to fund maintenance and modernization capital expenditures and meet its debt service requirements for the foreseeable future. However, in the absence of improved financial results, it is likely

                                   - 20 -
that in 1995 the Company would be required to seek a waiver of the cash interest coverage covenant under the Bank Credit Agreement, the 1993 Term Loan Agreement and the Senior Secured Note Agreement because the Company's 14 1/8% Debentures will accrue interest in cash commencing on November 1, 1994 and will require payments of interest in cash on May 1, 1995. Although the Company believes that it will be able to obtain appropriate waivers from its lenders, there can be no assurance that this will be the case.

     During 1993, 1992, and 1991, a slightly higher amount of the Company's revenues and operating income have been recognized during the second and third quarters. The Company expects to fund seasonal working capital needs from the Revolving Credit Facility.

     The Bank Credit Agreement, the 1993 Term Loan Agreement, the Senior Secured Note Agreement, and the Fort Sterling credit agreements impose certain limitations on the liquidity of the Company that include restrictions on the Company's ability to incur additional indebtedness and mandatory principal repayment requirements, including scheduled principal repayments and repayments out of excess cash flow and from proceeds of asset sales. Refer to
Note 8 to the audited consolidated financial statements for a description of other covenants under the terms of the Company's debt agreements.

     The limitations contained in the Bank Credit Agreement, the 1993 Term Loan Agreement, the Senior Secured Note Agreement, and in the Company's indentures on the ability of the Company and its subsidiaries to incur indebtedness, together with the highly leveraged position of the Company, could limit the Company's ability to effect future financings and may otherwise restrict corporate activities, including the Company's ability to take advantage of business opportunities which may arise or to take actions that require funds in excess of those available to the Company. In addition, as a result of the Company's highly leveraged position and related debt service obligations, the Company will be less able to meet its obligations during a further downturn in its business.

     Refer to Note 7 to the audited consolidated financial statements for a description of certain matters related to income taxes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of FORT HOWARD CORPORATION:



     We have audited the accompanying consolidated balance sheets of Fort Howard Corporation (a Delaware corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income and cash flows for the years ended December 31, 1993, 1992 and 1991. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fort Howard Corporation and subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for the years ended December 31, 1993, 1992 and 1991, in conformity with generally accepted accounting principles.

     As discussed in Notes 1, 7 and 10 to the consolidated financial statements, effective January 1, 1992, the Company changed its methods of accounting for postretirement benefits other than pensions and income taxes.





                                                      ARTHUR ANDERSEN & CO.






Milwaukee, Wisconsin,
February 1, 1994

FORT HOWARD CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
                                                Year Ended December 31,
                                             ------------------------------
                                             1993        1992          1991
                                             ----        ----          ----

Net sales............................... $ 1,187,387  $1,151,351   $1,138,210
Cost of sales...........................     784,054     726,356      713,135
                                         -----------  ----------   ----------
Gross income............................     403,333     424,995      425,075
Selling, general and administrative.....      96,966      97,620       97,885
Amortization of goodwill................      42,576      56,700       56,658
Goodwill write-off......................   1,980,427          --           --
                                         -----------  ----------   ----------
Operating income (loss).................  (1,716,636)    270,675      270,532
Interest expense........................     342,792     338,374      371,186
Other (income) expense, net.............      (2,996)      2,101       (2,655)
                                         -----------  ----------   ----------
Loss before taxes.......................  (2,056,432)    (69,800)     (97,999)
Income taxes (credit)...................     (16,314)       (398)     (23,963)
                                         -----------  ----------   ----------
Loss before equity earnings,
  extraordinary items and adjustment
  for accounting change.................  (2,040,118)    (69,402)     (74,036)
Equity in net loss of unconsolidated
  subsidiaries..........................          --          --      (31,504)
                                         -----------  ----------   ----------
Net loss before extraordinary
  items and adjustment for
  accounting change.....................  (2,040,118)    (69,402)    (105,540)
Extraordinary items - losses on debt
  repurchases (net of income
  taxes of $7,333 in 1993 and
  $3,090 in 1991).......................     (11,964)         --       (5,044)
Adjustment for adoption of
  SFAS No. 106..........................          --     (10,587)          --
                                         -----------  ----------   ----------
Net loss................................ $(2,052,082) $  (79,989)  $ (110,584)
                                         ===========  ==========   ==========

Loss per share:
  Net loss before extraordinary
    items and adjustment for
    accounting change .................. $   (347.99) $   (11.83)  $   (19.67)
  Extraordinary items...................       (2.04)         --        (0.94)
  Adjustment for adoption of
    SFAS No. 106 .......................          --       (1.81)          --
                                         -----------  ----------   ----------
Net loss ............................... $   (350.03) $   (13.64)  $   (20.61)
                                         ===========  ==========   ==========



The accompanying notes are an integral part of these consolidated financial statements.

FORT HOWARD CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)


                                                          December 31,
                                                       ------------------
                                                       1993          1992
                                                       ----          ----
Assets
  Current assets:
    Cash and cash equivalents...................    $      227    $      188
    Receivables, less allowances of
      $2,366 and $1,376.........................       105,834       103,491
    Inventories.................................       118,269       100,975
    Deferred income taxes.......................        14,000        10,000
    Income taxes receivable.....................         9,500         2,500
                                                   -----------    ----------
      Total current assets......................       247,830       217,154
  Property, plant and equipment.................     1,845,052     1,694,946
    Less:  Accumulated depreciation.............       516,938       437,518
                                                   -----------    ----------
      Net property, plant and equipment.........     1,328,114     1,257,428
  Goodwill, net of accumulated amortization
    of $247,495 in 1992.........................            --     2,023,416
  Other assets..................................        73,843        76,569
                                                   -----------    ----------
        Total assets............................    $1,649,787    $3,574,567
                                                    ==========    ==========

Liabilities and Shareholders' Equity (Deficit)
  Current liabilities:
    Accounts payable............................    $  101,665    $  104,405
    Interest payable............................        54,854        33,057
    Income taxes payable........................           122         1,792
    Other current liabilities...................        70,138        64,282
    Current portion of long-term debt...........       112,750       137,747
                                                   -----------    ----------
      Total current liabilities.................       339,529       341,283
  Long-term debt................................     3,109,838     2,953,027
  Deferred and other long-term income taxes. ...       243,437       259,625
  Other liabilities.............................        26,088        36,473
  Voting Common Stock with put right............        11,820        13,219
  Shareholders' equity (deficit):
    Voting Common Stock.........................       600,459       600,465
    Cumulative translation adjustment...........        (5,091)       (3,915)
    Retained earnings (deficit).................    (2,676,293)     (625,610)
                                                   -----------    ----------
      Total shareholders' equity (deficit)......    (2,080,925)      (29,060)
                                                   -----------    ----------
        Total liabilities and shareholders'
          equity (deficit)......................    $1,649,787    $3,574,567
                                                    ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

FORT HOWARD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                                  Year Ended December 31,
                                               ----------------------------
                                               1993         1992       1991
                                               ----         ----       ----
Cash provided from (used for) operations:
   Net loss................................ $(2,052,082) $(79,989)  $(110,584)
   Depreciation and amortization...........     130,671   137,977     172,671
   Goodwill write-off......................   1,980,427        --          --
   Non-cash interest expense...............     100,844   139,700     141,362
   Deferred income tax (credit)............     (17,874)  (17,799)    (34,881)
   Employee stock compensation.............      (7,832)    1,120       1,256
   Equity in net loss of
     unconsolidated subsidiaries...........          --        --      31,504
   Pre-tax loss on debt repurchases........      19,297        --       8,134
   Pre-tax adjustment for adoption
     of SFAS No. 106.......................          --    17,076          --
   (Increase) decrease in  receivables ....      (2,343)   (5,284)      4,087
   Increase in inventories.................     (17,294)   (1,215)     (6,001)
   (Increase) decrease in income taxes
     receivable............................      (7,000)   (2,500)     26,300
   Increase (decrease) in accounts
     payable ..............................      (2,740)   13,572       3,429
   Increase (decrease) in interest payable.      21,797      (298)     (1,468)
   Decrease in income taxes payable........      (1,670)   (5,094)       (394)
   All other, net..........................       6,854    12,684       5,466
                                            -----------  --------   ---------
     Net cash provided from operations.....     151,055   209,950     240,881

Cash provided from (used for)
   investment activities:
   Additions to property, plant and
     equipment.............................    (165,539) (232,844)   (144,055)
   Acquisition of Stuart Edgar Limited,
     net of acquired cash of $749..........          --    (8,302)         --
   Net proceeds from dispositions of
     investments in and advances to
     unconsolidated subsidiaries...........          --        --      38,568
                                            -----------  --------   ---------
     Net cash used for investment
       activities..........................    (165,539) (241,146)   (105,487)

Cash provided from (used for)
   financing activities:
   Proceeds from long-term borrowings......     887,088   189,518     462,995
   Repayment of long-term borrowings.......    (841,399) (167,731)   (759,487)
   Debt issuance costs.....................     (31,160)       --     (11,058)
   Issuance (purchase) of Common Stock.....          (6)       --     163,357
                                            -----------  --------   ---------
     Net cash provided from (used for)
       financing activities................      14,523    21,787    (144,193)
                                            -----------  --------   ---------
Increase (decrease) in cash................          39    (9,409)     (8,799)
Cash, beginning of year....................         188     9,597      18,396
                                            -----------  --------   ---------
   Cash, end of year....................... $       227  $    188   $   9,597
                                            ===========  ========   =========

Supplemental Cash Flow Disclosures:
   Interest paid........................... $   228,360  $208,051   $ 236,140
   Income taxes paid (refunded), net.......       4,432     9,997     (11,090)

The accompanying notes are an integral part of these consolidated financial statements.

FORT HOWARD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1993

1.    SIGNIFICANT ACCOUNTING POLICIES

     (A) PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Fort Howard Corporation and all domestic and foreign subsidiaries other than the Company's former cup subsidiaries. Assets and liabilities of foreign subsidiaries are translated at the rates of exchange in effect at the balance sheet date. Income amounts are translated at the average of the monthly exchange rates. The cumulative effect of translation adjustments is deferred and classified as a cumulative translation adjustment in the consolidated balance sheet. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to conform prior years' data to the current format.

     On September 4, 1992, Fort Sterling Limited ("Fort Sterling"), the Company's United Kingdom tissue operations, acquired for $25 million, including debt assumed of $17 million, Stuart Edgar Limited ("Stuart Edgar"), a converter of consumer tissue products with annual net sales approximating $43 million. The operating results of Stuart Edgar are included in the consolidated financial statements since September 4, 1992.

     The Company's investments in unconsolidated subsidiaries were reduced to zero at December 31, 1991 as a result of sales of all foreign cup subsidiaries and recognition of equity in the net losses of its remaining cup subsidiary, Sweetheart Holdings Inc. ("Sweetheart"). During 1993, the Company sold its remaining equity interest in Sweetheart for $5.1 million recognizing a gain of the same amount.

     (B) CASH AND CASH EQUIVALENTS -- The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short maturity of the investments.

     (C) INVENTORIES -- Inventories are carried at the lower of cost or market, with cost principally determined on a first-in, first-out basis (see
Note 2).

     (D) PROPERTY, PLANT AND EQUIPMENT -- Prior to August 9, 1988, property, plant and equipment were stated at original cost and depreciated using the straight-line method. Effective with the Acquisition (as defined below), properties were adjusted to their estimated fair values and are being depreciated on a straight-line basis.

     Effective January 1, 1992, the Company prospectively changed its estimates of the depreciable lives of certain machinery and equipment. These changes were made to better reflect the estimated periods during which such assets will remain in service. For the year ended December 31, 1992, the change had the effect of reducing depreciation expense by $38 million and net loss by $24 million. Subsequent to the change, depreciation is provided over useful lives of 30 to 50 years for buildings and 2 to 25 years for equipment.

     Assets under capital leases principally arose in connection with sale and leaseback transactions as described in Note 9 and are stated at the present value of future minimum lease payments. These assets are amortized over the respective periods of the leases which range from 15 to 25 years.

                                   - 26 -
Amortization of assets under capital leases is included in depreciation expense.

     The Company follows the policy of capitalizing interest incurred in conjunction with major capital expenditure projects. The amounts capitalized in 1993, 1992 and 1991 were $8,369,000, $11,047,000 and $5,331,000, respectively.

     (E) REVENUE RECOGNITION -- Sales of the Company's paper products are recorded upon shipment of products.

     (F) ENVIRONMENTAL EXPENDITURES -- Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when material environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated.

     (G) GOODWILL -- In 1988, FH Acquisition Corp., a company organized on behalf of The Morgan Stanley Leveraged Equity Fund II, L.P. ("MSLEF II"), acquired the Company in a leveraged buyout and was subsequently merged with and into the Company (the "Acquisition"). Goodwill (the acquisition costs in excess of the fair value of net assets of acquired businesses) acquired in connection with the Acquisition and the purchases of other businesses was amortized on a straight-line basis over 40 years through the third quarter of 1993 when the Company wrote off its remaining goodwill balance (see Note 4). The Company evaluates the carrying value of goodwill for possible impairment using a methodology which assesses whether forecasted cumulative net income before goodwill amortization is adequate to recover the future amortization of the Company's goodwill balance over the remaining amortization period of the goodwill.

     (H) EMPLOYEE BENEFIT PLANS -- A substantial majority of the Company's employees are covered under defined contribution plans. The Company's annual contributions to defined contribution plans are based on pre-tax income, subject to percentage limitations on participants' earnings and a minimum return on shareholders' equity. In recent years, the Company made discretionary contributions as permitted under the plans. Participants may also contribute a certain percent of their wages to the plans. Costs charged to operations for defined contribution plans were approximately $12,725,000, $11,716,000 and $12,231,000 for the years ended December 31, 1993, 1992 and
1991, respectively.

     Employees retiring prior to February 1, 1990 from the Company's U.S. tissue operations who have met certain eligibility requirements are entitled to postretirement health care benefit coverage. These benefits are subject to deductibles, copayment provisions, a lifetime maximum benefit and other limitations. In addition, employees who retire after January 31, 1990 at age 55 or older with ten years of service may purchase health care benefit coverage from the Company up to age 65. The Company has reserved the right to change or terminate this benefit at any time. As of January 1, 1992, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The standard requires that the expected cost of postretirement health care benefits be charged to expense during the years that employees render service (see Note 10). Prior to 1992, the annual cost of these benefits had been expensed as claims and premiums were paid. Employees of the Company's U.K.

                                   - 27 -
tissue operations are not entitled to Company-provided postretirement benefit coverage.

     In November 1992, the Financial Accounting Standards Board issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This new standard requires that the expected cost of benefits to be provided to former or inactive employees after employment but before retirement be charged to expense during the years that the employees render service. In the fourth quarter of 1992, the Company retroactively adopted the new standard effective January 1, 1992. Adoption of the new accounting standard had no effect on the Company's 1992 consolidated statement of income.

     (I) INTEREST RATE CAP AND SWAP AGREEMENTS -- The cost of interest rate cap agreements is amortized over the respective lives of the agreements. The differential to be paid or received in connection with interest rate swap agreements is accrued as interest rates change and is recognized over the lives of the agreements.

     (J) INCOME TAXES -- Effective January 1, 1992, the Company has adopted SFAS No. 109, "Accounting for Income Taxes." The Company had previously adopted SFAS No. 96, "Accounting for Income Taxes" in 1988. As a result of the accounting change, the Company reclassified certain deferred tax benefits from long-term deferred income taxes payable to current assets in the accompanying 1992 consolidated balance sheet. The adoption of SFAS No. 109 had no effect on the Company's provision for income taxes for the year ended December 31, 1992.

     Deferred income taxes are provided to recognize temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The principal difference relates to depreciation expense. Deferred income tax expense represents the change in the deferred income tax asset and liability balances, excluding the deferred tax benefit related to extraordinary losses.

     (K) EARNINGS (LOSS) PER SHARE -- Earnings (loss) per share has been computed on the basis of the average number of common shares outstanding during the years. The average number of shares used in the computation was 5,862,639, 5,862,685 and 5,364,357 for the years ended December 31, 1993, 1992 and 1991, respectively.

     (L) SEGMENT INFORMATION -- The Company operates in one industry segment as a manufacturer, converter and marketer of a diversified line of single-use paper products for the home and away-from-home markets.















                                   - 28 -
2.    INVENTORIES

      Inventories are summarized as follows:

                                                            December 31,
                                                        --------------------
                                                        1993            1992
                                                        ----            ----
                                                           (In thousands)

   Components
     Raw materials and supplies..................     $ 61,285        $ 53,872
     Finished and partly-finished
       products..................................       56,984          47,103
                                                      --------        --------
                                                      $118,269        $100,975
                                                      ========        ========

   Valued at lower of cost or market:
     First-in, first-out (FIFO)..................     $ 94,436        $ 82,805
     Average cost by specific lot................       23,833          18,170
                                                      --------        --------
                                                      $118,269        $100,975
                                                      ========        ========

3.    PROPERTY, PLANT AND EQUIPMENT

      The Company's major classes of property, plant and equipment are:

                                                            December 31,
                                                        --------------------
                                                        1993            1992
                                                        ----            ----
                                                           (In thousands)

   Land..........................................    $   44,429     $   44,631
   Buildings.....................................       318,955        294,768
   Machinery and equipment.......................     1,367,839      1,212,136
   Construction in progress......................       113,829        143,411
                                                     ----------     ----------
                                                     $1,845,052     $1,694,946
                                                     ==========     ==========

      Included in the property, plant and equipment totals above are assets under capital leases, as follows:

                                                            December 31,
                                                        --------------------
                                                        1993            1992
                                                        ----            ----
                                                           (In thousands)

   Buildings.....................................    $    3,989     $    3,998
   Machinery and equipment.......................       185,624        179,487
                                                     ----------     ----------
     Total assets under capital leases...........    $  189,613     $  183,485
                                                     ==========     ==========


                                   - 29 -
4.    GOODWILL

      Changes in the Company's goodwill are summarized as follows:

                                               Year Ended December 31,
                                           ------------------------------
                                           1993         1992         1991
                                           ----         ----         ----
   Balance, beginning of year.........  $2,023,416   $2,075,525   $2,132,183
   Acquisition of Stuart Edgar........          --        6,043           --
   Amortization of goodwill...........     (42,576)     (56,700)     (56,658)
   Effects of foreign
     currency translation.............        (413)      (1,452)          --
   Goodwill write-off.................  (1,980,427)          --           --
                                        ----------   ----------   ----------
   Balance, end of year...............  $       --   $2,023,416   $2,075,525
                                        ==========   ==========   ==========

      Low industry operating rates and aggressive competitive activity among tissue producers resulting from the recession, additions to capacity and other factors have been adversely affecting tissue industry operating conditions and the Company's operating results since 1991. Accordingly, the Company revised its projections and determined that its projected results would not support the future amortization of the Company's remaining goodwill balance of approximately $1.98 billion at September 30, 1993.

      The methodology employed to assess the recoverability of the Company's goodwill first involved the projection of operating results forward 35 years, which approximated the remaining amortization period of the goodwill as of October 1, 1993. The Company then evaluated the recoverability of goodwill on the basis of this forecast of future operations. Based on such forecast, the cumulative net income before goodwill amortization of approximately $100 million over the remaining 35-year amortization period was insufficient to recover the goodwill balance. Accordingly, the Company wrote off its remaining goodwill balance of $1.98 billion in the third quarter of 1993.

      The Company's forecast assumed that sales volume increases would be limited to production from a new paper machine under construction at the Company's Muskogee mill which is scheduled to start-up in 1994 and that further capacity expansion was not justifiable given the Company's high leverage and adverse tissue industry operating conditions. Net selling price and cost increases were assumed to approximate 1% per year, based on the Company's annual historical price increase trend for the years 1984 through 1993 and managements estimates of future performance. Through the year 2001, the Company's projections indicated that interest expense would exceed operating income, which is determined after deducting annual depreciation expense. However, projected operating income before depreciation was adequate to cover projected interest expense. Inflation and interest rates were assumed to remain low at 1993 levels during the projected period. Each of the Company's highest yielding debt securities, the 12 3/8% Senior Subordinated Notes due 1997 (the "12 3/8% Notes"), the 12 5/8% Subordinated Debentures due 2000 (the "12 5/8% Debentures") and the 14 1/8% Junior Subordinated Discount Debentures due 2004 (the "14 1/8% Debentures"), were further assumed to be refinanced at lower interest rates. Total capital expenditures were projected to approximate $55-$80 million annually over the next ten years, plus $32 million in 1994 to complete the Muskogee mill expansion and another $32 million over 1994 and 1995 for a new coal-fired boiler under construction at the Company's Savannah River mill. Management believed that the projected

                                   - 30 -
future results based on these assumptions were the most likely scenario given the Company's high leverage and adverse tissue industry operating conditions.

5.    OTHER ASSETS

      The components of other assets are as follows:

                                                     December 31,
                                                    --------------
                                                    1993      1992
                                                    ----      ----
                                                    (In thousands)

   Deferred loan costs, net of
     accumulated amortization...................  $71,459   $70,983
   Prepayments and other........................    2,384     5,586
                                                  -------   -------
                                                  $73,843   $76,569
                                                  =======   =======

      Amortization of deferred loan costs for the years ended December 31, 1993, 1992 and 1991, totaled $ 13,488,000, $14,910,000 and $14,883,000, respectively. During 1993, $19,297,000 of deferred loan costs were written off in conjunction with the retirement of long-term debt and $31,160,000 of deferred loan costs were incurred for the issuance of a new bank term loan (the "1993 Term Loan), the 9 1/4% Senior Unsecured Notes due 2001 (the "9 1/4% Notes") and the 10% Subordinated Notes due 2003 (the "10% Notes") and for the purchase of interest rate caps. During 1991, $11,250,000 of deferred loan costs were written off in conjunction with the retirement of long-term debt and $11,058,000 of deferred loan costs were incurred for the issuance of Senior Secured Notes (see Note 8).

6.    OTHER CURRENT LIABILITIES

      The components of other current liabilities are as follows:

                                                     December 31,
                                                    --------------
                                                    1993      1992
                                                    ----      ----
                                                    (In thousands)

   Salaries and wages ........................... $38,152   $35,939
   Contributions to employee benefit plans ......  12,805    11,858
   Taxes other than income taxes ................   5,492     2,536
   Other accrued expenses .......................  13,689    13,949
                                                  -------   -------
                                                  $70,138   $64,282
                                                  =======   =======

7.    INCOME TAXES

      The income tax provision (credit) includes the following components:

                                               Year Ending December 31,
                                          ----------------------------------
                                          1993           1992           1991
                                          ----           ----           ----
                                                     (In thousands)
   Current
     Federal..........................  $ (6,012)     $ 10,501       $  2,040
     State............................       465           411            551
     Foreign..........................      (225)           --          5,237
                                        --------      --------       --------
       Total current..................    (5,772)       10,912          7,828
   Deferred
     Federal..........................    (7,731)      (13,678)       (27,120)
     State............................    (2,956)       (2,380)        (4,231)
     Foreign..........................       145         4,748           (440)
                                        --------      --------       --------
       Total deferred.................   (10,542)      (11,310)       (31,791)
                                        --------      --------       --------
                                        $(16,314)     $   (398)      $(23,963)
                                        ========      ========       ========

      The effective tax rate varied from the U.S. federal tax rate as a result of the following:

                                              Year Ended December 31,
                                        ---------------------------------
                                        1993           1992          1991
                                        ----           ----          ----

   U.S. federal tax rate.............. (34.0)%        (34.0)%       (34.0)%
   Amortization of intangibles........  33.4           27.6          19.6
   Interest on long-term
     income taxes.....................    --            5.7           4.1
   State income taxes net
     of U.S. tax benefit..............  (0.1)          (3.0)         (3.9)
   Equity in net loss
     of Sweetheart....................    --             --         (10.9)
   Other, net.........................  (0.1)           3.1           0.6
                                       -----          -----         -----
   Effective tax rate.................  (0.8)%         (0.6)%       (24.5)%
                                       =====          =====         =====

     The net deferred income tax liability at December 31, 1993, includes $229 million related to property, plant and equipment. All other components of the gross deferred income tax assets and gross deferred income tax liabilities are individually not significant. The Company has not recorded a valuation allowance with respect to any deferred income tax asset.

      The Internal Revenue Service ("IRS") issued a statutory notice of deficiency ("Notice") to the Company in March 1992 for additional income tax for the 1988 tax year. The Notice resulted from an audit of the Company's 1988 tax year wherein the IRS adjusted income and disallowed deductions, including deductions for fees and expenses related to the Acquisition. The IRS also disallowed deductions for fees and expenses related to 1988 debt financing and refinancing transactions. In March 1992, the Company filed a petition in the U.S. Tax Court opposing substantially all of the claimed deficiency and the case was tried in September 1993. After the trial, the Company and the IRS executed an agreed Supplemental Stipulation of Facts by which the IRS and the Company partially settled the case by agreeing that certain fees and expenses (previously disallowed by the IRS and potentially representing approximately $26 million of tax liability) were properly deductible by the Company over the term of the 1988 debt financing and refinancing. In addition, the Company agreed to capitalize certain amounts identified by the IRS and paid additional federal income tax of approximately $5 million representing its liability with respect to the agreed adjustments. The U.S. Tax Court has not yet decided the points that remain in dispute in the case following the partial settlement. The Company estimates that if the IRS were to prevail in disallowing deductions for the fees and expenses remaining in dispute before the trial judge, the potential amount of additional taxes due the IRS on account of such disallowance for the period 1988 through 1993 would be approximately $31 million and for the periods after 1993 (assuming current statutory tax rates) would be approximately $11 million, in each case exclusive of IRS interest charges. Since the Company's 1988 tax case involves disputed issues of law and fact, the Company is unable to predict its final result with certainty. The Company believes, however, that its ultimate resolution will not have a material adverse effect on the Company's financial condition.

8.    LONG-TERM DEBT

      Long-term debt and capital lease obligations, including amounts payable within one year, are summarized as follows (in thousands):


                                                                   December 31,
                                                                ------------------
                                                                1993          1992
                                                                ----          ----
Term Loan, at prime plus 1.50% or, subject to
  certain limitations, at a reserve adjusted
  Eurodollar rate plus 2.25% subject to downward
  adjustment if certain financial criteria are
  met (at a weighted average rate of 5.72% at
  December 31, 1993), due in varying annual
  repayments with a final maturity of
  December 31, 1996....................................     $  331,753     $  581,753

Revolving Credit Facility, at prime plus
  1.50% or, subject to certain limitations,
  at a reserve adjusted Eurodollar rate plus
  2.25% subject to downward adjustment if
  certain financial criteria are met (at a weighted
  average rate of 6.13% at December 31, 1993), due
  December 31, 1996....................................        243,700        216,000

1993 Term Loan, at prime plus 1.75% or, subject
  to certain limitations, at a reserve adjusted
  Eurodollar rate plus 3.0% (6.53% at
  December 31, 1993) due May 1, 1997...................        100,000             --

Senior Secured Notes, at three month LIBOR
  plus 2.75% to 3.50% (6.13% to 6.88% at
  December 31, 1993), due in varying amounts
  between 1996 and 2000................................        300,000        300,000

Senior Unsecured Notes, 9 1/4%, due
  March 15, 2001.......................................        450,000             --

Senior Subordinated Notes,
  12 3/8%, due November 1, 1997........................        333,910        383,910

Subordinated Debentures,
  12 5/8%, due November 1, 2000........................        383,910        383,910

Subordinated Notes, 10%, due
  March 15, 2003.......................................        300,000             --

Junior Subordinated Discount Debentures,
  14 1/8%, due November 1, 2004,
  $567 million face value..............................        506,186        441,606

Junior Subordinated Debentures,
  14 5/8%, repurchased in 1993.........................             --        517,846

Capital lease obligations, at
  interest rates approximating 10.9%...................        184,023        186,082

Pollution Control Revenue Refunding
  Bonds, 7.90%, due October 1, 2005....................         42,000         42,000

Debt of foreign subsidiaries, at  rates
  ranging from 6.38% to 7.42%, due in varying
  annual installments through March 2001...............         47,106         37,667
                                                            ----------     ----------
                                                             3,222,588      3,090,774

Less:  Current portion of long-term debt...............        112,750        137,747
                                                            ----------     ----------
                                                            $3,109,838     $2,953,027
                                                            ==========     ==========

     The aggregate fair values of the Company's long-term debt and capital lease obligations approximated $3,276 million and $3,116 million compared to aggregate carrying values of $3,223 million and $3,091 million at December 31, 1993 and 1992, respectively. The fair values of the Term Loan, Revolving Credit Facility and 1993 Term Loan are estimated based on secondary market transactions in such securities. Fair values for the Senior Secured Notes, the 9 1/4% Notes, the 12 3/8% Notes, the 12 5/8% Debentures, the 10% Notes, the 14 1/8% Debentures and the Pollution Control Revenue Refunding Bonds were estimated based on trading activity in such securities. Of the capital lease obligations, the fair values of the 1991 Series Pass Through Certificates were estimated based on trading activity in such securities. The fair values of other capital lease obligations were estimated based on interest rates implicit in the valuation of the 1991 Series Pass Through Certificates. The fair value of debt of foreign subsidiaries is deemed to approximate its carrying amount.

     The 14 1/8% Debentures do not accrue interest in cash until November 1, 1994, and were issued at a discount to yield a 14 1/8% effective annual rate. The 14 1/8% Debentures will require payments of interest in cash commencing on May 1, 1995. For the years ended December 31, 1993, 1992, and 1991, interest related to these debentures was added to the balance due.

     On March 22, 1993, the Company sold $450 million principal amount of 9 1/4% Notes and $300 million principal amount of 10% Notes in a registered public offering. On April 21, 1993, the Company borrowed $100 million pursuant to the 1993 Term Loan. Proceeds from the sale of the 9 1/4% Notes and the 10% Notes and from the 1993 Term Loan were applied to the prepayment of $250 million of the Term Loan, to the repayment of a portion of the Company's indebtedness under the Revolving Credit Facility, to the repurchase of all the Company's outstanding Junior Subordinated Debentures due 2004 (the "14 5/8% Debentures") and to the payment of fees and expenses. As a result of the repayment of $250 million of the Term Loan and the repurchases of the 14 5/8% Debentures, the Company incurred an extraordinary loss of $10 million (net of income taxes of $6 million) representing the write-off of unamortized deferred loan costs.

     The 9 1/4% Notes are senior unsecured obligations of the Company, rank equally in right of payment with the other senior indebtedness of the Company and are senior to all existing and future subordinated indebtedness of the Company. The 10% Notes are subordinated in right of payment to all existing and future senior indebtedness of the Company, including the 12 3/8% Notes, rank equally with the 12 5/8% Debentures and constitute senior indebtedness with respect to the 14 1/8% Debentures. The 1993 Term Loan bears interest, at the Company's option, at Bankers Trust's prime rate, plus 1.75% or, subject to certain limitations, at a reserve adjusted Eurodollar rate, plus 3.00%, and matures May 1, 1997. The 1993 Term Loan constitutes senior secured indebtedness of the Company.

     In connection with the sale of the 9 1/4% Notes and the 10% Notes and the borrowing under the 1993 Term Loan, the Company amended its Bank Credit Agreement and the Senior Secured Note Agreement. Among other changes, the amendments reduced domestic capital spending limits. In addition, the Company's required ratios of earnings before non-cash charges, interest and taxes to cash interest were lowered to give effect to the greater amount of the Company's cash interest payments as a result of the issuance of the 9 1/4% Notes and 10% Notes and subsequent repurchases of 14 5/8% Debentures.



                                   - 35 -
     The Company redeemed $50 million of its 12 3/8% Notes at the redemption price of 105% of the principal amount thereof on November 1, 1993, the first date that such notes were redeemable. The redemption was funded principally from excess funds from the sale of the 9 1/4% Notes and the 10% Notes. In connection with the redemption, the Company incurred an extraordinary loss of $2 million (net of income taxes of $1 million), representing the redemption premium and unamortized deferred loan costs.

     In 1991, Fort Sterling entered into a credit agreement to provide financing for the addition of a third paper machine and related equipment at its tissue mill. The facility consists of a 20 million pound sterling (approximately $30 million) term loan due March 2001 and a 5 million pound sterling (approximately $7 million) revolving credit facility due March 1996. In 1992, Fort Sterling entered into a second credit agreement to finance the acquisition of Stuart Edgar. This facility consists of a term loan due December 1997 with 3.4 million pounds sterling (approximately $5 million) outstanding at December 31, 1993, and a second term loan due December 1997 with 6.8 million pounds sterling (approximately $10 million) outstanding at December 31, 1993. These credit agreements bear interest at floating rates and are secured by certain assets of Fort Sterling and Stuart Edgar but are nonrecourse to the Company.

     Although the obligations under the Bank Credit Agreement, the 1993 Term Loan Agreement and the Senior Secured Note Agreement bear interest at floating rates, the Company is required to enter into interest rate agreements which effectively fix or limit the interest cost to the Company. Pursuant to the Bank Credit Agreement, the Company is a party to interest rate cap agreements which limit the interest cost to the Company to 8.25% (including the Company's borrowing margin on Eurodollar rate loans) until June 1, 1996 with respect to $500 million. Pursuant to the 1993 Term Loan Agreement, the Company is party to an interest rate swap agreement which limits the interest cost to the Company to 6.53% (including the Company's borrowing margin on Eurodollar rate loans) until April 21, 1994 with respect to $100 million. The Company is also a party to an interest rate cap agreement which limits the interest cost to the Company to rates between 11.25% and 12.00% until September 11, 1994 with respect to $300 million received through the issuance of the Senior Secured Notes. At current market rates at December 31, 1993, the fair value of the Company's interest rate cap agreements is $1.6 million. The fair value of the interest rate swap agreement at December 31, 1993 is zero. The Company monitors the risk of default by the counterparties to the interest rate cap and swap agreements and does not anticipate nonperformance.

     In addition to the scheduled mandatory annual repayments, the Bank Credit Agreement provides for mandatory repayments from proceeds of any significant asset sales (except for proceeds from certain foreign asset sales which are redeployed outside the U.S.), from proceeds of sale and leaseback transactions, and annually an amount equal to 50% of excess cash flow for the prior calendar year, as defined.

     Among other restrictions, the Bank Credit Agreement, the 1993 Term Loan Agreement, the Senior Secured Note Agreement, the foreign credit agreements and the Company's indentures: (1) restrict payments of dividends, repayments of subordinated debt, purchases of the Company's stock, additional borrowings and acquisition of property, plant and equipment; (2) require that the ratios of current assets to current liabilities, senior debt to adjusted net worth plus subordinated debt and earnings before non-cash charges, interest and taxes to cash interest be maintained at prescribed levels; (3) restrict the ability of the Company to make fundamental changes and to enter into new lines

                                   - 36 -
of business, the pledging of the Company's assets and guarantees of indebtedness of others; and (4) limit dispositions of assets, the ability of the Company to enter lease and sale and leaseback transactions, and investments which might be made by the Company. The Company believes that such limitations should not impair its plans for continued maintenance and modernization of facilities or other operating activities.

     Pursuant to amendments to the Bank Credit Agreement and the Senior Secured Note Agreement and the completion of various transactions, at December 31, 1993, the Company may borrow up to $39 million to repurchase 14 1/8% Debentures.

     The Company believes that, notwithstanding the adverse tissue industry operating conditions and the non-cash charge to write-off the remaining balance of the Company's goodwill (see Note 4), cash provided by operations and access to debt financing in the public and private markets will be sufficient to enable it to fund maintenance and modernization capital expenditures and meet its debt service requirements for the foreseeable future. However, in the absence of improved financial results, it is likely that in 1995 the Company would be required to seek a waiver of the cash interest coverage covenant under the Bank Credit Agreement, the 1993 Term Loan Agreement and the Senior Secured Note Agreement because the Company's 14 1/8% Debentures will accrue interest in cash commencing on November 1, 1994 and will require payments of interest in cash on May 1, 1995. Although the Company believes that it will be able to obtain appropriate waivers from its lenders, there can be no assurance that this will be the case.

     Pursuant to 1993 amendments to the Bank Credit Agreement, the 1993 Term Loan Agreement and the Senior Secured Note Agreement, the required ratio of earnings before non-cash charges, interest and taxes to cash interest for the four fiscal quarters ending March 31, 1994 was reduced from 1.50 to 1.00 to
1.40 to 1.00.

     At December 31, 1993, receivables totaling $100 million, inventories totaling $118 million and property, plant and equipment with a net book value of $1,177 million were pledged as collateral under the terms of the Bank Credit Agreement, the 1993 Term Loan Agreement, the Senior Secured Note Agreement, the foreign credit agreements and under the indentures for sale and leaseback transactions.

     The Company is charged a 0.5% fee with respect to any unused balance available under its $350 million Revolving Credit Facility, and a 2% fee with respect to any letters of credit issued under the Revolving Credit Facility. At December 31, 1993, $244 million of borrowings reduced available capacity under the Revolving Credit Facility to $106 million.

     The aggregate annual maturities of long-term debt and capital lease obligations at December 31, 1993, are as follows (in thousands):

                 1994........................... $  112,750
                 1995...........................    115,906
                 1996...........................    376,192
                 1997...........................    541,214
                 1998...........................     87,498
                 1999 and thereafter............  1,989,028
                                                 ----------
                                                 $3,222,588
                                                 ==========

                                   - 37 -

9.    SALE AND LEASEBACK TRANSACTIONS

      Buildings and machinery and equipment related to various capital additions at the Company's tissue mills were sold and leased back from various financial institutions (the "sale and leaseback transactions") for periods from 15 to 25 years. The terms of the sale and leaseback transactions contain restrictions which are less restrictive than the covenants of the Bank Credit Agreement described in Note 8.

     These leases are treated as capital leases in the accompanying consolidated financial statements. Future minimum lease payments at December 31, 1993, are as follows (in thousands):

                  Year Ending December 31,           Amount
                                                     ------
                 1994...........................   $ 21,205
                 1995...........................     23,397
                 1996...........................     24,492
                 1997...........................     24,492
                 1998...........................     24,280
                 1999 and thereafter............    386,412
                                                   --------
                 Total payments.................    504,278
                 Less imputed interest at
                   rates approximating 10.9%....    320,255
                                                   --------
                 Present value of capital
                   lease obligations............   $184,023
                                                   ========

10.  EMPLOYEE POSTRETIREMENT BENEFIT PLANS

     As of January 1, 1992, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The cumulative effect on years prior to 1992 of adopting SFAS No. 106 is stated separately in the Company's consolidated statement of income for 1992 as a one-time after-tax charge of $10.6 million. This change in accounting principle, excluding the cumulative effect, decreased operating income by $2.1 million and $1.2 million in 1993 and 1992, respectively.

     Net periodic postretirement benefit cost included the following components (in thousands):

                                                           Year Ended
                                                           December 31,
                                                       -------------------
                                                       1993           1992
                                                       ----           ----
            Service cost........................      $1,140         $  902
            Interest cost.......................       1,800          1,366
            Other...............................          99             --
                                                      ------         ------
              Net periodic postretirement
                benefit cost....................      $3,039         $2,268
                                                      ======         ======




                                   - 38 -
     The following table sets forth the components of the plan's unfunded accumulated postretirement benefit obligation (in thousands):

                                                           December 31,
                                                       -------------------
                                                       1993           1992
                                                       ----           ----
   Accumulated postretirement
     benefit obligation:
       Retirees..................................    $ 7,504        $ 6,632
       Fully eligible active
         plan participants.......................      4,401          2,890
       Other active plan participants............     12,037         13,558
                                                     -------        -------
                                                      23,942         23,080
   Unrecognized actuarial losses.................     (3,517)        (4,800)
                                                     -------        -------
   Accrued postretirement
     benefit cost................................    $20,425        $18,280
                                                     =======        =======

     The medical trend rate assumed in the determination of the accumulated postretirement benefit obligation at December 31, 1993 begins at 12% in 1994, decreases 1% per year to 6% for 2000 and remains at that level thereafter. Increasing the assumed medical trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by $2.9 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost by $0.5 million. The medical trend rate assumed in the determination of the accumulated postretirement benefit obligation at December 31, 1992 began at 14% in 1993, decreasing 1% per year to 7% for 2000 and remained at that level thereafter.

     The discount rate used in determining the accumulated postretirement benefit obligation was 7% and 8% compounded annually with respect to the 1993 and 1992 valuations, respectively.

11.  SHAREHOLDERS' EQUITY (DEFICIT)

     The Company is authorized to issue up to 8,400,000 shares of $.01 par value Voting Common Stock. At December 31, 1993, 5,862,735 shares were issued and 5,862,635 shares were outstanding. At December 31, 1992, 5,862,735 shares were issued and 5,862,685 shares were outstanding. In addition, 600,000 shares of $.01 par value Non-Voting Common Stock have been authorized, of which none were issued and outstanding at both December 31, 1993 and 1992.

     During 1991, the Company sold 1,361,469 shares of Voting Common Stock and 6,200 shares of Voting Common Stock with put right pursuant to a private placement of Common Stock. The net proceeds of the sales totaled $163.4 million. Also during 1991, 26,918 shares of Non-Voting Common Stock were exchanged on a one-for-one basis for Voting Common Stock.








                                   - 39 -
     Changes in the Company's shareholders' equity (deficit) accounts for the years ended December 31, 1993, 1992 and 1991, are as follows:



                                           Voting    Non-Voting    Cumulative      Retained
                                           Common      Common      Translation     Earnings
                                            Stock       Stock      Adjustment      (Deficit)
                                            -----       -----      -----------     ---------
                                                             (In millions)
Balance, December 31, 1990................ $ 435      $   3         $   8         $  (432)

Net loss..................................    --         --            --            (111)

Issuance of Voting Common
  Stock...................................   163         --            --              --

Exchange of Non-Voting
  Common Stock for
  Voting Common Stock.....................     3         (3)           --              --

Amortization of the
  increase in fair market
  value of Voting Common
  Stock with put right....................    --         --            --              (2)

Foreign currency
  translation adjustment..................    --         --            (1)             --
                                           -----      -----         -----         -------
Balance, December 31, 1991................   601         --             7            (545)

Net loss..................................    --         --            --             (80)

Amortization of the
  increase in fair market
  value of Voting Common
  Stock with put right....................    --         --            --              (1)

Foreign currency
  translation adjustment..................    --         --           (11)             --
                                           -----      -----         -----         -------
Balance, December 31, 1992................   601         --            (4)           (626)


Net loss..................................    --         --            --          (2,052)

Decrease in fair market value of
  Voting Common stock with put right......    --         --            --               2

Foreign currency translation adjustment...    --         --            (1)             --
                                           -----      -----         -----         -------
Balance, December 31, 1993................ $ 601      $  --         $  (5)        $(2,676)
                                           =====      =====         =====         =======



      The aggregate par value of the Voting Common Stock reported in the amounts above at December 31, 1993 was $58,626.

12.  VOTING COMMON STOCK WITH PUT RIGHT

     Pursuant to an Amended and Restated Management Equity Participation Agreement, as amended (the "Management Equity Participation Agreement"), members of the Company's senior management have acquired shares of the Company's $.01 par value Voting Common Stock. In addition, the Fort Howard Corporation Management Equity Plan (the "Management Equity Plan") provides for the offer of Voting Common Stock and the grant of options to purchase Voting Common Stock to officers and certain other key employees of the Company.

Officers or other key employees of the Company who purchase shares of Voting Common Stock or are granted options pursuant to the Management Equity Plan are required to enter into a Management Equity Plan Agreement with the Company and to become bound by the terms of the Company's stockholders agreement. All Voting Common Stock acquired by management investors, including shares acquired by the Company's former chairman and chief executive officer, are collectively referred to as the "Putable Shares."

     Beginning with the fifth anniversary of the respective dates of purchase of certain of the Putable Shares to the date on which 15% or more of the Company's Voting Common Stock has been sold in one or more public offerings, specified percentages of the shares may be put to the Company at the option of the holders thereof, with certain limitations, at their fair market value. Subject to certain exceptions, the Management Equity Participation Agreement and Management Equity Plan also provide that management investors who terminate their employment with the Company shall sell their shares of Voting Common Stock and vested options to the Company or its designee. Subject to certain exceptions, options which have not vested at the time a management investor's employment is terminated are forfeited to the Company. At the time of his resignation, all the Putable Shares then owned by the Company's former chairman and chief executive officer became putable to the Company.

     During 1993, the Company decreased the estimated fair market valuation of its Common Stock as a result of the effects of adverse tissue industry operating conditions on its long-term earnings forecast and, as a result, reduced the carrying amount of its Voting Common Stock with put right to its original cost. The effect of the adjustment was to reduce both the Voting Common Stock with put right and the deficit in retained earnings by approximately $1.4 million.

Changes in the Company's Voting Common Stock with put right, are as follows (in thousands, except number of shares):

                                                 Year Ended December 31,
                                              ----------------------------
                                              1993        1992        1991
                                              ----        ----        ----
      Balance, beginning of year..........  $13,219     $12,963     $ 9,574
      Issuance of 6,200 shares including
        4,934 shares from treasury........       --          --         744
      Amortization of the increase
        (decrease) in fair market
        value and increased vested
        portion of Putable Shares.........   (1,399)        256       2,645
                                            -------     -------     -------
     Balance, end of year.................  $11,820     $13,219     $12,963
                                            =======     =======     =======

13.  STOCK OPTIONS

     Pursuant to the Management Equity Participation Agreement and the Management Equity Plan, 808,225 shares of Voting Common Stock are reserved for sale to officers and key employees as stock options. The exercisability of such options is subject to certain conditions. Options must be exercised within ten years of the date of grant. All options and shares to be issued under the terms of these plans are restricted as to transferability. Under certain conditions, the Company has the right or obligation to redeem shares issued under terms of the options at a price equal to their fair market value.

                                   - 41 -
     All options outstanding at December 31, 1993, except for fully vested options held by the Company's former chairman and chief executive officer, have a vesting schedule of twenty percent per year, measured from the date of initial grant. Any such options will be subject to partial acceleration of vesting in the event of death or disability and must be exercised within 10 years of the date of grant.

     Changes in stock options outstanding are summarized as follows:

                                                  Number of     Exercise Price
                                                   Options        Per Option
                                                  ---------     --------------
      Balance, December 31, 1990...............    482,662        $100 to 135
        Options Granted........................    136,960                120
        Options Cancelled......................    (55,960)        100 to 135
                                                   -------        -----------
      Balance, December 31, 1991...............    563,662         100 to 120
        Options Granted........................     12,400                120
        Options Cancelled......................     (1,060)        100 to 120
                                                   -------        -----------
      Balance, December 31, 1992...............    575,002        $100 to 120
        Options Granted........................     15,200                120
        Options Cancelled......................     (1,640)        100 to 120
                                                   -------        -----------
      Balance 31, 1993.........................    588,562        $100 to 120
                                                   =======        ===========
      Exercisable at December 31, 1993.........    497,498        $100 to 120
                                                   =======        ===========
      Shares available for future grant
        at December 31, 1993...................    219,663
                                                   =======

     The Company amortizes the excess of the fair market value of its Common Stock over the strike price of options granted to employees over the periods the options vest. Due to the effects of adverse tissue industry operating conditions on its long-term earnings forecast, the Company decreased the estimated fair market valuation of its Common Stock and, as a result, reversed all previously accrued employee stock compensation expense in 1993. The reversal of the accrued employee stock compensation resulted in a credit to operations of $7,832,000 for 1993. Employee stock compensation expense was $1,120,000 and $1,256,000 for 1992 and 1991, respectively.

14. RELATED PARTY TRANSACTIONS

    Morgan Stanley Group Inc. ("Morgan Stanley Group") and an affiliate acquired a substantial majority equity interest in the Company to effect the Acquisition. At December 31, 1993, Morgan Stanley Group and its affiliates controlled 57% (on a fully diluted basis) of the Company's Voting Common Stock.

     The Company has entered into an agreement with Morgan Stanley & Co. Incorporated ("MS&Co.") for financial advisory services in consideration for which the Company will pay MS&Co. an annual fee of $1 million. MS&Co. will also be entitled to reimbursement for all reasonable expenses incurred in the performance of the foregoing services. The Company paid MS&Co. $1,046,000, $1,096,000 and $1,064,000 for these and other miscellaneous services in 1993, 1992 and 1991, respectively. In 1993, MS&Co. received approximately $19.5 million related to the underwriting of the issuance of the 1993 Notes. In

                                   - 42 -
1992, MS&Co. received approximately $0.7 million related to the underwriting of the reissuance of the Company's Development Authority of Effingham County Pollution Control Revenue Refunding Bonds, Series 1988. In connection with a 1991 sale and leaseback transaction, MS&Co. received approximately $2.9 million of advisory and underwriting fees. Also in 1991, in connection with the offering of Senior Secured Notes, MS&Co. received approximately $6.8 million of advisory fees.

     MS&Co. served as lead underwriter for the initial offering of the Company's subordinated debt securities and since the Acquisition has been a market maker with respect to those securities. In connection with the 1991 repurchases of the Company's subordinated debt securities, $52.8 million aggregate principal amount at maturity of the 14 5/8% Debentures and $132.7 million aggregate principal amount at maturity of the 14 1/8% Debentures were purchased through MS&Co. In addition, $46.5 million and $77.5 million aggregate principal amount at maturity of the 14 1/8% Debentures were purchased from Leeway & Co. and First Plaza Group Trust, respectively, shareholders of the Company. The purchases were made in negotiated transactions at market prices.

15.  COMMITMENTS AND CONTINGENCIES

     In 1992, the Company commenced the installation of a fifth paper machine, environmental protection equipment and associated facilities at its Muskogee, Oklahoma tissue mill. The expansion is planned for completion in 1994 at an estimated cost of $140 million. Total expenditures for the expansion through December 31, 1993 were $109 million.

     The Company's domestic manufacturing operations are subject to regulation by various federal, state and local authorities concerned with the limitation and control of emissions and discharges to the air and waters and the handling, use and disposal of specified chemicals and solid waste. The Company's United Kingdom operations are subject to similar regulation.

     The Company has made significant capital expenditures in the past to comply with environmental regulations. Future environmental legislation and developing regulations are expected to further limit emission and discharge levels and to expand the scope of regulation, all of which will require continuing capital expenditures. There can be no assurance that such costs would not be material to the Company.

     The Company operates a licensed solid waste landfill at each of its tissue mills in the United States to dispose residue from recycling wastepaper and ash from coal-fired boilers. In March 1990, the Company began a remedial investigation of its Green Bay, Wisconsin landfill. The investigation is being overseen by the United States Environmental Protection Agency under authority granted to the agency by the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as the "Superfund Act." A Preliminary Health Assessment released by the United States Department of Health and Human Services in January 1992 reported that the Company's
Green Bay landfill does not pose any apparent public health hazard. Based upon the results of the remedial investigation through December 31, 1993, the Company believes that costs or expenditures associated with any future remedial action, were it to be required, would not have a material adverse effect on the Company's financial condition.

     Except for the Green Bay landfill site, the Company is not presently named as a potentially responsible party at any other Superfund related sites;

                                   - 43 -
however, there can be no certainty that the Company will not be named as a potentially responsible party at any other sites in the future or that the costs associated with those sites would not be material.

     The Company and its subsidiaries are parties to lawsuits and state and federal administrative proceedings in connection with their businesses. Although the final results in such suits and proceedings cannot be predicted with certainty, the Company believes that they will not have a material adverse effect on the Company's financial condition.

16. GEOGRAPHIC INFORMATION

     A summary of the Company's operations by geographic area as of December 31, 1993, 1992 and 1991, and for the years then ended is presented below (in thousands):

                                          United     United
                                          States     Kingdom      Consolidated
                                          ------     -------      ------------
  1993
    Net sales.......................... $1,044,174   $143,213      $1,187,387
    Operating income (loss)............ (1,715,777)      (859)     (1,716,636)
    Identifiable operating assets......  1,482,166    163,621       1,645,787

  1992
    Net sales.......................... $1,008,129   $143,222      $1,151,351
    Operating income...................    253,437     17,238         270,675
    Identifiable operating assets......  3,411,833    162,734       3,574,567

  1991
    Net sales.......................... $1,027,969   $110,241      $1,138,210
    Operating income...................    254,603     15,929         270,532
    Identifiable operating assets......  3,373,199     96,603       3,469,802

     Intercompany sales and charges between geographic areas and export sales are not material.

     In 1993, the Company determined that its projected results would not support the future amortization of the Company's remaining goodwill balance. Accordingly, the Company wrote off its remaining goodwill balance of $1,980 million in the third quarter of 1993, resulting in charges of $1,968 million and $12 million to the operating income of the United States and United Kingdom operations, respectively.

     In 1992, the Company changed its estimates of the depreciable lives of certain machinery and equipment resulting in a reduction of depreciation expense and an increase in operating income of $38 million in the United States.











                                   - 44 -

17.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     A summary of the quarterly results of operations for 1993 and 1992 follows (in millions, except per share data):



                                      First      Second      Third      Fourth      Total
                                     Quarter     Quarter    Quarter     Quarter      Year
                                     -------     -------    -------     -------      ----
  1993
     Net sales...................... $   285     $   302    $   309     $   291   $  1,187
     Operating income (loss)........      56          61     (1,905)         71     (1,717)
     Net loss before extraordinary
       items........................     (26)        (24)    (1,986)         (4)    (2,040)
     Extraordinary items -
       losses on debt
       repurchases..................     (10)         --         --          (2)       (12)

     Net loss.......................     (36)        (24)    (1,986)         (6)    (2,052)

     Loss per share:
       Net loss before
         extraordinary items........   (4.47)      (4.06)   (338.80)      (0.66)   (347.99)
       Extraordinary items-
         losses on debt repurchases.   (1.66)         --         --       (0.38)     (2.04)
       Loss per share...............   (6.13)      (4.06)   (338.80)      (1.04)   (350.03)

     Dividends per share............      --          --         --          --         --

  1992
     Net sales...................... $   276     $   282    $   308     $   285   $  1,151
     Operating income...............      66          72         75          58        271
     Net loss before adjustment
       for accounting change........     (17)        (13)       (11)        (28)       (69)
     Adjustment for adoption
       of SFAS No. 106..............     (11)         --         --          --        (11)
     Net loss.......................     (28)        (13)       (11)        (28)       (80)

     Loss per share:
       Net loss before
         adjustment for
         accounting change..........   (2.96)      (2.14)     (1.96)      (4.77)    (11.83)
       Adjustment for
         adoption of
         SFAS No. 106...............   (1.81)         --         --          --      (1.81)
       Loss per share...............   (4.77)      (2.14)     (1.96)      (4.77)    (13.64)

     Dividends per share............      --          --         --          --         --

ITEM 9.  DISAGREEMENT ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS

     The following table provides certain information about each of the current directors of the Company. All directors hold office until the next annual meeting of shareholders of the Company and until their successors are duly elected and qualified.

                                  Present Principal Occupation or Employment;
  Name and Position                       Five-Year Employment History
   with the Company        Age              and other Directorships
  -----------------        ---    -------------------------------------------

Donald H. DeMeuse          58    Chairman of the Board of Directors and
   Chairman of the Board         Chief Executive Officer since March 1992;
                                 President and Chief Executive Officer from
                                 July 1990 to March 1992.  Prior to March
                                 1992, President for more than five years.
                                 Director of Associated Bank Green Bay.

Kathleen J. Hempel         43    Vice Chairman and Chief Financial Officer
   Vice Chairman                 since March 1992; Senior Executive
                                 Vice President and Chief Financial Officer prior to that time.

Michael T. Riordan         43    President and Chief Operating Officer since
   Director                      March 1992; Vice President prior to that
                                 time.

Donald P. Brennan          53    Managing Director of MS&Co. since prior to
   Director                      1988 and head of MS&Co.'s Merchant Banking
                                 Division.  Chairman and President of
                                 Morgan Stanley Leveraged Equity Fund II, Inc.
                                 ("MSLEF II, Inc.") and Chairman of Morgan
                                 Stanley Capital Partners III, Inc.
                                 ("MSCP III").  Director of Agricultural
                                 Minerals and Chemicals Inc., Agricultural
                                 Minerals Corporation, A/S Bulkhandling,
                                 Beaumont Methanol Corporation,
                                 BMC Holdings Inc., Coltec Industries Inc.,
                                 Container Corporation of America,
                                 Hamilton Services Limited, Jefferson Smurfit
                                 Corporation, PSF Finance Holdings, Inc.,
                                 Shuttleway, SIBV/MS Holdings, Inc.,
                                 Stanklav Holdings, Inc., Waterford
                                 Wedgwood plc (Deputy Chairman) and
                                 Waterford Wedgwood U.K. plc.

                                  Present Principal Occupation or Employment;
  Name and Position                        Five-Year Employment History
   with the Company        Age               and other Directorships
  -----------------        ---    -------------------------------------------

Frank V. Sica              42    Managing Director of MS&Co. since 1988.  Vice
   Director                      President and Director of MSLEF II, Inc.
                                 since 1989 and Vice Chairman of MSCP III.
                                 Director of ARM Financial Group, Inc.,
                                 Consolidated Hydro, Inc., Emmis Broadcasting
                                 Corporation, Integrity Life Insurance
                                 Company, Interstate Natural Gas Company,
                                 Kohl's Corporation, Kohl's Department Stores,
                                 Inc., National Integrity Life Insurance
                                 Company, PageMart, Inc., Southern
                                 Pacific Rail Corporation, Sullivan
                                 Communications, Inc., Sullivan Graphics, Inc.
                                 and Sullivan Plastics, Inc.

Robert H. Niehaus         38     Managing Director of MS&Co. since 1990
   Director                      Principal of MS&Co. prior to that time.
                                 Vice President and Director of MSLEF II,
                                 Inc. and Vice Chairman of MSCP III.
                                 Director of American Italian Pasta
                                 Company, MS Distribution Inc., MS/WW Holdings
                                 Inc., NCC L.P., Randall's Food Markets, Inc.,
                                 Randall's Management Corp., Randall's
                                 Management of Nevada, Randall's Properties,
                                 Inc., Randall's Warehouse, Inc., Shuttleway,
                                 Silgan Containers Corporation, Silgan
                                 Corporation, Silgan Holdings Inc., Silgan
                                 Plastics Inc., Tennessee Valley Steel Corp.,
                                 Waterford Wedgwood U.K. plc and Waterford
                                 Crystal Ltd.

James S. Hoch             33     Principal of MS&Co. since February 1993;
   Director                      Vice President of MS&Co. from January 1991
                                 to February 1993; Associate of MS&Co. prior to that time. Director of Silgan
                                 Containers Corporation, Silgan Corporation,
                                 Silgan Holdings Inc., Silgan Plastics Inc.,
                                 Sullivan Communications, Inc. and Sullivan
                                 Marketing Inc.

EXECUTIVE OFFICERS

The following table provides certain information about each of the current executive officers of the Company. All executive officers are elected by, and serve at the discretion of, the Board of Directors. None of the executive officers of the Company is related by blood, marriage or adoption to any other executive officer or director of the Company.








                                   - 47 -

                                   Present Principal Occupation or Employment;
  Name and Position                        Five-Year Employment History
   with the Company          Age              and other Directorships
  -----------------          ---   -------------------------------------------

Donald H. DeMeuse            58    See description under "Directors and
   Chairman of the Board and       Executive Officers of Registrant --
   Chief Executive Officer         Directors."

Kathleen J. Hempel           43    See description under "Directors and
   Vice Chairman and Chief         Executive Officers of Registrant --
   Financial Officer               Directors."

Michael T. Riordan           43    See description under "Directors and
   President and Chief             Executive Officers of Registrant --
   Operating Officer               Directors."

Andrew W. Donnelly           51    Executive Vice President for more than
   Executive Vice President        five years.

John F. Rowley               53    Executive Vice President for more than
   Executive Vice President        five years.

Jeffrey P. Eves              47    Vice President for more than five years.
   Vice President

George F. Hartmann, Jr.      51    Vice President for more than five years.
   Vice President

James W. Nellen II           46    Vice President and Secretary for more
   Vice President and              than five years.
   Secretary

Daniel J. Platkowski         43    Vice President for more than five years.
   Vice President

Timothy G. Reilly            43    Vice President for more than five years.
   Vice President

Donald J. Schneider          57    Vice President since July 1989.  Director
   Vice President                  of Research and Development prior to that
                                   time.

David K. Wong                44    Vice President since June 1993; Director of
   Vice President                  Personnel from September 1990 until June
                                   1993. Director of Recruiting and Training prior to that time.

R. Michael Lempke            41    Treasurer since November 1989; Assistant
   Treasurer                       Treasurer prior to that time.

Charles L. Szews             37    Controller since November 1989; Director
   Controller                      of Financial Reporting prior to that time.

David A. Stevens             45    Assistant Vice President for more than
   Assistant Vice President        five years.



                                   - 48 -

ITEM 11.  EXECUTIVE COMPENSATION

     The following table presents information concerning compensation paid for services to the Company during the last three fiscal years to the Chief Executive Officer and the four other most highly compensated executive officers (the "Named Executive Officers") of the Company.

                       SUMMARY COMPENSATION TABLE


                                                                  Long-Term
                                                                 Compensation
                                                                 ------------
                                     Annual Compensation            Awards
                              ---------------------------------- ------------
                                                                  Number of
                                                                  Securities
     Name and                                      Other Annual   Underlying     All Other
Principal Position     Year   Salary     Bonus   Compensation(a) Options/SARs Compensation(b)
- ------------------     ----   ------     -----   --------------- ------------ ---------------
Donald H. DeMeuse     1993    $653,846   $55,250      $4,840            --       $62,742
  Chairman and        1992     675,000    55,250       3,831            --        57,480
  Chief Executive     1991     525,000        --       3,125        17,000        50,383
  Officer

Kathleen J. Hempel    1993    $453,077   $38,381          --            --       $27,388
  Vice Chairman and   1992     456,923    37,400          --            --        27,222
  Chief Financial     1991     404,616        --          --         5,000        27,610
  Officer

Michael T. Riordan    1993    $302,885   $25,500          --         7,500       $18,437
  President and       1992     248,846    20,171      $  317            --        15,028
  Chief Operating     1991     161,346        --          --         7,000        11,323
  Officer

Andrew W. Donnelly    1993    $350,000   $29,750          --            --       $20,859
  Executive Vice      1992     342,692    28,050          --            --        20,133
  President           1991     293,077        --          --         8,000        19,693

John F. Rowley        1993    $255,000   $21,675          --            --       $15,111
  Executive Vice      1992     244,039    19,975          --            --        14,561
  President           1991     210,962        --          --         7,000        14,405



(a)  Includes amounts reimbursed for the payment of taxes.
(b) Company contributions to the Company's profit sharing plan and supplemental retirement plan, including Company contributions to the Company's supplemental retirement plan which were paid to the participant.

     The following table presents information concerning individual grants of stock options made during the last completed fiscal year to each of the Named Executive Officers.


                   OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                                             Potential Realisable
                              Individual Grants                                Value at Assumed
- --------------------------------------------------------------------------     Annual Rates of
                                    Percent of                                   Stock Price
                     Number of        Total                                   Appreciation For
                     Securities      Options/                                    Option Term
                     Underlying    SARs Granted    Exercise or               --------------------
                    Options/SARs   to Employees    Base Price   Expiration
      Name            Granted     in Fiscal Year     ($/Sh)        Date         5%        10%
      ----          ------------  --------------     -----      ----------     ----      -----
Donald H. DeMeuse         --           --               --            --           --          --
Kathleen J. Hempel        --           --               --            --           --          --
Michael T. Riordan     7,500(a)        49%            $120       4/30/03     $566,005  $1,434,368
Andrew W. Donnelly        --           --               --            --           --          --
John F. Rowley            --           --               --            --           --          --



(a) The stock options granted in 1993 to Equity Investors (as defined below under "Item 13. Certain Relationships and Related Transactions--Management Equity Plan"), including the options granted to Mr. Riordan, were granted pursuant to the Management Equity Plan as defined below under "Item 13. Certain Relationships and Related Transactions--Management Equity Plan." The options vest and become exercisable at a rate of 20% per year, subject to partial acceleration of vesting in the event of death or disability. Subject to certain exceptions, Equity Investors who terminate their employment with the Company before the later of (i) the fifth anniversary of the date on which the options were granted, and (ii) the date on which 15% or more of the Common Stock has been sold in one or more public offerings, must sell their vested options to the Company or its designee. In addition, Equity Investors may put specified percentages of their vested options to the Company annually during the period from the fifth anniversary of the date the options were granted to the date on which 15% or more of the Common Stock has been sold in one or more public offerings. See "Item 13. Certain Relationships and Related Transactions -- Management Equity Plan."

     The following table presents information concerning unexercised stock options for the Named Executive Officers. No stock options were exercised by the Named Executive Officers during 1993.

           AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                      FISCAL YEAR-END OPTION/SAR VALUES

                                                       Value of Unexercised
                     Number of Unexercised Options   In-the-money Options Held
                        Held at December 31, 1993    at December 31, 1993 (a)
                     -----------------------------   --------------------------
                     Exercisable    Unexercisable    Exercisable  Unexercisable
                     -----------    --------------   -----------  -------------
Donald H. DeMeuse       74,375          9,200             --           --
Kathleen J. Hempel      85,515          3,000             --           --
Michael T. Riordan      15,409         11,300             --           --
Andrew W. Donnelly      20,235          4,200             --           --
John F. Rowley          14,342          3,800             --           --

a) The Common Stock of the Company is not registered or publicly traded and, therefore, a public market price for the stock is not available. The Company believes that none of the exercisable or unexercisable stock options held at December 31, 1993 were in-the-money as of such date. See Notes 12 and 13 of the Company's audited consolidated financial statements.

DIRECTOR'S COMPENSATION

     Directors of the Company do not receive any compensation for services on the Board of Directors.

EMPLOYMENT AGREEMENTS

     The Named Executive Officers have three-year employment agreements with the Company (the "Employment Agreements") which took effect in 1993. The Employment Agreements contain customary employment terms, have an initial duration of three years beginning October 15, 1993 for Mr. DeMeuse, Ms. Hempel and Mr. Riordan and December 10, 1993 for Mr. Donnelly and Mr. Rowley, provide for automatic one-year extensions (unless notice not to extend is given by either party at least six months prior to the end of the effective term), and provide for base annual salaries and annual incentive bonuses. In addition, the Employment Agreements for Mr. DeMeuse, Ms. Hempel and Mr. Riordan provide for participation in additional bonus arrangements which may be agreed upon in good faith from time to time with the Company. The Employment Agreements provide that certain payments in lieu of salary and bonus are to be made and certain benefits are to be continued for a stated period following termination of employment. The time periods for such payments vary depending on the cause of termination. The amount of the payments to be made to each individual would vary depending upon such individual's level of compensation and benefits at the time of termination and whether such employment is terminated prior to the end of the term by the Company for "cause" or by the employee for "good reason" (as such terms are defined in the Employment Agreements) or otherwise during the term of the agreements. In addition, the Employment Agreements for Mr. DeMeuse, Ms. Hempel and Mr. Riordan include noncompetition and confidentiality provisions.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Executive Committee of the Board of Directors of the Company (the "Executive Committee") acts as a compensation committee for determining certain aspects of the compensation of the executive officers of the Company. The members of the Executive Committee are Donald H. DeMeuse, the Company's Chairman and Chief Executive Officer, and Donald P. Brennan.

     The Executive Committee administers the Management Equity Plan which provides for the offer of Common Stock and the grant of options to purchase Common Stock to executive officers and certain other key employees of the Company. See "Item 13. Certain Relationships and Related Transactions -- Management Equity Plan." The Executive Committee selects the officers and key employees to whom Common Stock will be offered or options will be granted.

     The Executive Committee also administers the Company's Management Incentive Plan under which annual cash awards are paid to employees serving in key executive, administrative, professional and technical capacities. Awards are based upon the extent to which the Company's financial performance during the year has met or exceeded certain performance goals specified by the Executive Committee.


                                   - 51 -
     Salaries and employment contract terms are determined by the entire Board of Directors for the Chief Executive Officer, by the Executive Committee for other executive officers who also serve as directors of the Company and by the Company's Chief Executive Officer for other executive officers of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 1, 1994 by holders having beneficial ownership of more than 5% of the Company's Common Stock, by certain other principal holders, by each of the Company's directors, by the Named Executive Officers, and by all directors and all executive officers of the Company as a group.

                                            Shares Beneficially Owned
                                          -----------------------------
                                          Number of          Percentage
          Name                             Shares             of Class
          ----                            ---------          ----------

THE MORGAN STANLEY LEVERAGED              2,850,000 (a)         48.6
EQUITY FUND II, L.P.
  1251 Avenue of the Americas
  New York, New York   10020

FIRST PLAZA GROUP TRUST                   1,033,155             17.6
  c/o Mellon Bank, N.A., as Trustee
  1 Mellon Bank Center
  Pittsburgh, Pennsylvania   15258

LEEWAY & CO.                                516,577              8.8
  1 Monarch Drive
  North Quincy, Massachusetts  02177

MORGAN STANLEY GROUP INC.                   427,213 (b)          7.3
  1251 Avenue of the Americas
  New York, New York   10020

FORT HOWARD EQUITY INVESTORS II, L.P.       261,737 (c)          4.5
  1251 Avenue of the Americas
  New York, New York  10020

FORT HOWARD EQUITY INVESTORS, L.P.          102,000 (d)          1.7
  1251 Avenue of the Americas
  New York, New York   10020

Donald H. DeMeuse                           100,100 (e)          1.7

Kathleen J. Hempel                           90,491 (f)          1.5

Michael T. Riordan                           17,934 (g)      less than 1

Donald P. Brennan                                 0               --

Frank V. Sica                                     0               --




                                   - 52 -

                                            Shares Beneficially Owned
                                          -----------------------------
                                          Number of          Percentage
          Name                             Shares             of Class
          ----                            ---------          ----------

Robert H. Niehaus                                 0               --

James S. Hoch                                     0               --

Andrew W. Donnelly                           22,735 (h)      less than 1

John F. Rowley                               16,042 (i)      less than 1

Directors and Executive Officers            347,414 (j)          5.7
  as a Group

(a) MSLEF II, Inc. is the sole general partner of MSLEF II and is a wholly owned subsidiary of Morgan Stanley Group Inc. ("Morgan Stanley Group").
(b) Excludes 40,000 shares for which Morgan Stanley Group exercises exclusive voting rights on shares not beneficially owned.
(c) Morgan Stanley Equity Investors Inc. is the sole general partner of Fort Howard Equity Investors II, L.P. and is a wholly owned subsidiary of Morgan Stanley Group.
(d) Morgan Stanley Equity Investors Inc. is the sole general partner of Fort Howard Equity Investors, L.P. and is a wholly owned subsidiary of Morgan Stanley Group.
(e) Includes 74,375 shares subject to acquisition within 60 days by exercise of employee stock options.
(f) Includes 85,515 shares subject to acquisition within 60 days by exercise of employee stock options.
(g) Includes 15,409 shares subject to acquisition within 60 days by exercise of employee stock options.
(h) Includes 20,235 shares subject to acquisition within 60 days by exercise of employee stock options.
(i) Includes 14,342 shares subject to acquisition within 60 days by exercise of employee stock options.
(j) Includes 284,453 shares subject to acquisition within 60 days by exercise of employee stock options.

     Certain affiliates of Morgan Stanley Group are entitled, subject to the satisfaction of certain conditions, to receive up to 20% of certain gains realized by MSLEF II on its investment in Common Stock, up to 10% of certain gains realized by Fort Howard Equity Investors, L.P. and up to 10% of certain gains realized by Fort Howard Equity Investors II, L.P.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT EQUITY PLAN

     Effective as of April 29, 1991, the Board of Directors adopted the Fort Howard Corporation Management Equity Plan (the "Management Equity Plan"). The Management Equity Plan provides for the offer of Common Stock and the grant of options to purchase Common Stock to executive officers and certain other key employees of the Company.

     Executive officers or other key employees of the Company who purchase shares of Common Stock or are granted options pursuant to the Management

                                   - 53 -
Equity Plan ("Equity Investors") are required to enter into a Management Equity Plan Agreement with the Company, and to become bound by the terms of the Company's stockholders agreement. See "Stockholders Agreement."

     Options granted pursuant to the Management Equity Plan vest in accordance with a schedule determined at the time of grant and set forth in the applicable Management Equity Plan Agreement. Any such options will be subject to partial acceleration of vesting in the event of death or disability.

     Shares of Common Stock purchased pursuant to the Management Equity Plan, as well as options that have become vested, may not be transferred for an extended period of time, except in certain limited circumstances. Options which have not vested are not transferable.

     Subject to certain exceptions, under the Management Equity Plan, Equity Investors who terminate their employment with the Company before the later of
(i) the fifth anniversary of the date on which shares of Common Stock were purchased or options were granted, as the case may be, and (ii) the date on which 15% or more of the Common Stock has been sold in one or more public offerings, must sell their shares of Common Stock and vested options to the Company or its designee. The terms and conditions of such repurchases by the Company (including the determination of the applicable repurchase price) are substantially similar to those prescribed for the repurchase by the Company of shares of Common Stock and vested options acquired by certain executive officers and other key employees of the Company pursuant to the Management Equity Participation Agreement (as defined below). See "Management Equity Participation." Subject to certain exceptions, options which have not vested at the time an Equity Investor's employment is terminated are forfeited to the Company.

     The Management Equity Plan also provides that Equity Investors may put specified percentages of their shares of Common Stock and vested options to the Company annually during the period from the fifth anniversary of the date on which such shares were purchased or options were granted, as the case may be, to the date on which 15% or more of the Common Stock has been sold in one or more public offerings. The terms and conditions governing such put option are substantially similar to those prescribed for the exercise of the put option set forth in the Management Equity Participation Agreement.

     In April 1991, certain executive officers and other key employees of the Company purchased an aggregate of 6,200 shares of Common Stock at $120 per share pursuant to the Management Equity Plan. In addition, options to purchase a total of 111,100 shares of Common Stock at an exercise price of $120 per share were granted in 1991, 1992 and 1993 pursuant to the Management Equity Plan to certain executive officers and other key employees of the Company. Such options vest at the rate of 20% per year. Further, the terms and conditions of options to purchase 15,500 shares of Common Stock granted in December 1988 at an exercise price of $100 per share pursuant to a predecessor plan are now governed by the Management Equity Plan.

MANAGEMENT EQUITY PARTICIPATION

     Mr. DeMeuse, Ms. Hempel, Mr. Riordan and other current executive officers and members of the Company's senior management (the "Management Investors") are parties to an Amended and Restated Management Equity Participation Agreement, as amended, with the Company, Morgan Stanley Group and MSLEF II (the "Management Equity Participation Agreement"), pursuant to which the Management Investors purchased 63,107 shares of Common Stock in 1988 and 4,896

                                   - 54 -
shares of Common Stock in 1990 at $100 and $135 per share, respectively. Management Investors who purchased shares of Common Stock pursuant to the Management Equity Participation Agreement were also granted stock options to acquire 278,052 and 42,460 shares of Common Stock pursuant to the Management Equity Participation Agreement at exercises prices of $100 and $120 per share, respectively. Such options vest at the rate of 20% per year and are subject to partial acceleration of vesting in the event of death or disability. Certain of the Management Investors have also purchased shares of Common Stock and have been granted options to acquire additional shares of Common Stock pursuant to the terms of the Management Equity Plan. See "Management Equity Plan."

     The Management Equity Participation Agreement prohibits for an extended period of time, except in certain limited circumstances, the transfer of Common Stock and rights to acquire Common Stock, including options that have become vested ("Vested Options"), held by the Management Investors. Options which have not vested are not transferable. Subject to certain exceptions relating to death and disability, the Management Equity Participation Agreement also provides that Management Investors who terminate their employment with the Company within five years of the date (the "Effective Date") on which shares of Common Stock were purchased and options were granted shall sell their shares of Common Stock and Vested Options to the Company or its designee. In the case of termination by the Company without "cause" (as defined), termination as a result of death or disability or retirement at an age of at least 55 years, or, only in the case of Mr. DeMeuse or Ms. Hempel, the voluntary termination of employment by a Management Investor for "good reason" (as defined), the purchase price to be paid by the Company for shares of Common Stock is equal to the greater of the consideration paid for each share or the fair market value of such shares (except that the purchase price is equal to fair market value with respect to shares acquired in 1990 by Management Investors other than Mr. DeMeuse). (Under the Management Equity Plan, the purchase price upon such a termination of employment is in all cases equal to fair market value.) In all other cases, the purchase price to be paid by the Company for shares of Common Stock is equal to the lesser of the consideration paid for each share or the fair market value of such shares. Without regard to the reason for termination, the purchase price to be paid by the Company for Vested Options is equal to the fair market value of the shares subject to the options, minus the aggregate exercise price. The Management Equity Participation Agreement also provides that Management Investors shall sell to the Company or its designee the shares of Common Stock and Vested Options held by them if they terminate their employment with the Company after the date which is five years from the Effective Date unless as of such date 15% or more of the Common Stock has been sold in one or more public offerings. In such event, the purchase price to be paid by the Company for shares of Common Stock and Vested Options is equal to their fair market value. Subject to certain exceptions, any options which have not vested at the time a Management Investor's employment is terminated are forfeited to the Company.

     The Management Equity Participation Agreement also provides that the Management Investors may put to the Company annually during the period from the fifth anniversary of the Effective Date to the date on which 15% or more of the Common Stock has been sold in one or more public offerings, specified percentages of their shares of Common Stock and Vested Options at a price equal to their fair market value. In certain circumstances and subject to certain limitations, Mr. DeMeuse and Ms. Hempel may require MSLEF II or Morgan Stanley Group to fulfill the Company's purchase obligations upon any termination of employment or exercise of the put option.


                                   - 55 -
     The Management Equity Participation Agreement also provides that the Company will indemnify Management Investors for taxes on income which may be recognized upon the vesting of shares of Common Stock under certain circumstances. The indemnity is limited to the tax benefit to the Company, and if the tax benefit has not yet been received by the Company in cash at the time when the taxes must be paid by a Management Investor, the Company will make a nonrecourse loan to the Management Investor (secured by Common Stock and Vested Options) until the time the tax benefit is actually received.

     The Management Equity Participation Agreement contains noncompetition provisions applicable to each Management Investor except Mr. DeMeuse, Ms. Hempel and Mr. Riordan, whose noncompetition agreements are contained in their respective Employment Agreements. (Similar noncompetition provisions are applicable to the Equity Investors under the Management Equity Plan.) The Company's obligation to make nonrecourse loans under the Management Equity Participation Agreement or purchase shares of Common Stock for cash pursuant to the Management Equity Participation Agreement or the Management Equity Plan is subject to restrictions contained in any debt or lease agreements to which it is a party.

     In 1988 and 1990, the Company's former chairman of the board and chief executive officer acquired shares of Common Stock and was granted options to acquire additional shares of Common Stock pursuant to the Management Equity Participation Agreement. Under the terms of an agreement entered into with the Company at the time of his resignation in July 1990, he retained his entire interest in the Company's Common Stock and all options to acquire additional shares thereof granted to him pursuant to the Management Equity Participation Agreement were vested. In addition, all the shares of the Company's Common Stock then owned by him became putable to the Company, and he retained certain other put rights previously granted to him with respect to such options and the shares issuable upon the exercise thereof. Except as set forth above, the former chairman and chief executive officer's interest in the Company's Common Stock remains subject to terms substantially equivalent to the relevant terms of the Management Equity Participation Agreement.

STOCKHOLDERS AGREEMENT

     The Company, Morgan Stanley Group, MSLEF II, certain other investors and the Management Investors have entered into a stockholders agreement (the "Stockholders Agreement"), which contains certain restrictions with respect to the transferability of Common Stock by the parties thereunder, certain registration rights granted by the Company with respect to such shares and certain voting arrangements. The Stockholders Agreement will terminate as of such time as more than 50% of the shares of Common Stock then outstanding have been sold pursuant to one or more public offerings.

     Pursuant to the terms of the Stockholders Agreement, no holder of Common Stock who is a party or becomes a party to the Stockholders Agreement (a "Holder") may sell or otherwise encumber Common Stock beneficially owned by such Holder unless such transfer is to (i) certain permitted transferees (related persons or affiliated entities) of such Holder, (ii) the Company, or in certain cases its designees, (iii) subject to certain rights of first refusal by the other Holders and the Company, any person if immediately after such sale the transferee and its affiliates do not in the aggregate beneficially own more than 15% of the Common Stock then outstanding, subject to receipt of a legal opinion that such sale does not require the Common Stock to be registered under the Securities Act of 1933, and such transferee is not determined by the Board of Directors of the Company to be an "Adverse Person"

                                   - 56 -
(as defined in the Stockholders Agreement), (iv) any person pursuant to a public offering, or (v) any person pursuant to Rule 144 under the Securities Act of 1933 after 15% or more of the Common Stock has been sold pursuant to one or more underwritten public offerings. Notwithstanding the above, however, Morgan Stanley Group and MSLEF II, have the right to transfer all or any portion of the Common Stock beneficially owned by them (i) at any time in connection with the refinancing of the Company's outstanding indebtedness, or
(ii) at any time in connection with one transaction or a series of transactions in which Morgan Stanley Group and/or MSLEF II intends to sell such number of shares of Common Stock then constituting a majority of the outstanding shares of Common Stock subject to the Stockholders Agreement.

     In the event that one or more Holders (each a "Controlling Stockholder") sell a majority of the shares of Common Stock subject to the Stockholders Agreement to a third party, each other Holder has the right to elect to sell on the same terms the same percentage of such other Holder's shares to the third party as the Controlling Stockholder is selling of its shares of Common Stock. In addition, if a Controlling Stockholder sells all of its shares of Common Stock to a third party, the Controlling Stockholder has the right to require that the remaining Holders sell all of their shares to the third party on the same terms.

     Pursuant to the terms of the Stockholders Agreement, Holders of specified percentages of Common Stock will be entitled to certain demand registration rights ("Demand Rights") with respect to shares of Common Stock held by them; provided, however, that the Company (or purchasers designated by the Company) shall have the right to purchase at fair market value the shares which are the subject of Demand Rights in lieu of registering such shares of Common Stock. In addition to the Demand Rights, Holders are, subject to certain limitations, entitled to register shares of Common Stock in connection with a registration statement prepared by the Company to register its equity securities. The Stockholders Agreement contains customary terms and provisions with respect to, among other things, registration procedures and certain rights to indemnification granted by parties thereunder in connection with the registration of Common Stock subject to such agreement.

     The Stockholders Agreement also requires the Holders to vote for director designees of Morgan Stanley Group and its affiliates (including one director designated by MSLEF II) ensuring Morgan Stanley Group and its affiliates majority board representation for so long as they own a majority of the outstanding Common Stock.

     Pursuant to the Stockholders Agreement, Holders have certain preemptive rights, subject to certain exceptions, with respect to future issuances of shares or share equivalents of Common Stock so that such Holders may maintain their proportional equity ownership interest in the Company.

OTHER TRANSACTIONS

     The Company has entered into an agreement with MS&Co. for financial advisory services in consideration for which the Company pays MS&Co. an annual fee of $1 million. MS&Co. is also entitled to reimbursement for all reasonable expenses incurred in performance of the foregoing services. The Company paid MS&Co. $1,046,000 for these and other miscellaneous services in 1993. In 1993, MS&Co. also received approximately $19,500,000 related to the underwriting of the issuance of the 1993 Notes. Based on transactions of similar size and nature, the Company believes the foregoing fees received by


                                   - 57 -
MS&Co. are no less favorable to the Company than would be available from unaffiliated third parties.

     In 1993, the Company sold its remaining equity interest in Sweetheart for $5.1 million. Terms of the sale were negotiated by Morgan Stanley Group pursuant to a 1992 agreement among the Company and the other holders of Sweetheart common stock granting Morgan Stanley Group the authority, among other things, to contract to sell all or some of the shares of Sweetheart common stock owned by the Company on the Company's behalf, or to restructure Sweetheart's debt and equity capitalization.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.    1.    Financial Statements of Fort Howard Corporation

      Included in Part II, Item 8:

      Report of Independent Public Accountants.

      Consolidated Statements of Income for the years ended December 31, 1993, 1992 and 1991.

      Consolidated Balance Sheets as of December 31, 1993 and 1992.

      Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991.

      Notes to Consolidated Financial Statements.

      Separate financial statements and supplemental schedules of the Company and its consolidated subsidiaries are omitted since the Company is primarily an operating corporation and its consolidated subsidiaries included in the consolidated financial statements being filed do not have a minority equity interest or indebtedness to any other person or to the Company in an amount which exceeds five percent of the total assets as shown by the consolidated financial statements as filed herein.

a.    2.    Financial Statement Schedules

      Report of Independent Public Accountants

      Schedule V    -- Property, Plant and Equipment

      Schedule VI   -- Accumulated Depreciation and Amortization of Property,
                         Plant and Equipment

      Schedule VIII -- Valuation and Qualifying Accounts

      Schedule X    -- Supplementary Income Statement Information

      All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the audited consolidated financial statements or notes thereto.



                                   - 58 -
a.    3.    Exhibits

  Exhibit No.                           Description
  -----------                           -----------

      3.1 Restated Certificate of Incorporation of the Company dated December 7, 1990. (Incorporated by reference to Exhibit 3.A as filed with the Company's Form 10-K for the year ended
              December 31, 1990.)

      3.2 Amended and Restated By-Laws of the Company dated April 2, 1992. (Incorporated by reference to Exhibit 3.B as filed with the Company's Form 10-K for the year ended December 31, 1992.)

      4.1 Form of 12 3/8% Senior Subordinated Note Indenture dated as of November 1, 1988 between the Company and State Street Bank and Trust Company, Trustee. (Incorporated by reference to
              Exhibit 4.1 as filed with Amendment No. 2 to the Company's Form S-1 on October 25, 1988.)

      4.2 Form of 12 5/8% Subordinated Debenture Indenture dated as of November 1, 1988 between the Company and United States Trust Company, Trustee. (Incorporated by reference to Exhibit 4.2 as filed with the Company's Amendment No. 2 to Form S-1 on
              October 25, 1988.)

      4.3 Form of 14 1/8% Junior Discount Debenture Indenture dated as of November 1, 1988 between the Company and Ameritrust Company National Association, Trustee. (Incorporated by reference to
              Exhibit 4.3 as filed with the Company's Amendment No. 2 to
              Form S-1 on October 25, 1988.)

      4.4 Amended and Restated Credit Agreement dated as of October 24, 1988. (Incorporated by reference to Exhibit 4.5 as filed with the Company's Amendment No. 2 to Form S-1 on October 25, 1988.)

      4.4(A) Amendment No. 1 dated as of February 21, 1989 to the Amended and Restated Credit Agreement dated as of October 24, 1988. (Incorporated by reference to Exhibit 4.E 1 as filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.)

      4.4(B) Amendment No. 2 dated as of October 20, 1989 to the Amended and Restated Credit Agreement dated as of October 24, 1988. (Incorporated by reference to Exhibit 4.E 2 as filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.)

      4.4(C) Amendment No. 3 dated as of November 14, 1989 to the Amended and Restated Credit Agreement dated as of October 24, 1988. (Incorporated by reference to Exhibit 4.E 3 as filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.)

      4.4(D) Instrument of Designation, Appointment and Acceptance dated as of June 22, 1988 among the Company, Bankers Trust Company and Security Pacific National Bank. (Incorporated by reference to
              Exhibit 4.7 as filed with the Company's Post-Effective Amendment No. 2 to Form S-1 on February 8, 1990.)

      4.4(E) Amendment No. 4 dated as of November 9, 1990 to Amended and Restated Credit Agreement dated as of October 24, 1988. (Incorporated by reference to Exhibit 4.J as filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.)

      4.4(F) Amendment No. 5 dated as of December 19, 1990 to Amended and Restated Credit Agreement dated as of October 24, 1988. (Incorporated by reference to Exhibit 4.K as filed with the Company's Form 10-K for the year ended December 31, 1990.)

      4.4(G) Amendment No. 6 dated as of September 11, 1991 to Amended and Restated Credit Agreement dated as of October 24, 1988. (Incorporated by reference to Exhibit 4.A as filed with the Company's report on Form 8-K on September 13, 1991.)

      4.4(H) Amendment No. 7 dated as of December 2, 1991 to Amended and Restated Credit Agreement dated as of October 14, 1988, and Amendment No. 1 dated as of December 2, 1991, to the Note Purchase Agreement dated as of September 11, 1991. (Incorporated by reference to Exhibit 4.N as filed with the Company's Form 10-K for the year ended December 31, 1991.)

      4.4(I) Amendment No. 8 dated as of October 7, 1992 to Amended and Restated Credit Agreement dated as of October 24, 1988, and Amendment No. 2 dated as of October 7, 1992 to the Note Purchase Agreement dated as of September 11, 1991. (Incorporated by reference to Exhibit 4.O as filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.)

      4.4(J) Amended and Restated Amendment No. 8 dated as of November 12, 1992 to Amended and Restated Credit Agreement dated as of October 24, 1988, and Amended and Restated Amendment No. 2 dated as of November 12, 1992 to the Note Purchase Agreement dated as of September 11, 1991. (Incorporated by reference to Exhibit 4.P as filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.)

      4.4(K) Form of Second Amended and Restated Amendment No. 8 dated as of March 4, 1993 to Amended and Restated Credit Agreement dated as of October 24, 1988, and Second Amended and Restated Amendment No. 2 dated as of March 4, 1993 to Note Purchase Agreement dated as of September 11, 1991. (Incorporated by reference to Exhibit 4.3(J) as filed with the Company's Amendment No. 2 to Form S-2 on March 4, 1993.)

      4.4(L) Amendment No. 9 dated as of December 31, 1993 to Amended and Restated Credit Agreement dated as of October 24, 1988, and Amendment No. 3 dated as of December 31, 1993 to Note Purchase Agreement dated as of September 22, 1991.

     4.5 Form of Senior Secured Floating Rate Note Purchase Agreement dated as of September 11, 1991. (Incorporated by reference to Exhibit 4.B as filed with the Company's report on Form 8-K on September 13, 1991.)

      4.6 Form of 9 1/4% Senior Note Indenture dated as of March 15, 1993 between the Company and Norwest Bank Wisconsin, N.A., Trustee. (Incorporated by reference to Exhibit 4.1 as filed with the Company's Amendment No. 2 to Form S-2 on March 4, 1993.)

      4.7 Form of 10% Subordinated Note Indenture dated as of March 15, 1993 between the Company and the United States Trust Company of New York, Trustee. (Incorporated by reference to Exhibit 4.2 as filed with the Company's Amendment No. 2 to Form S-2 on March 4, 1993.)

      4.8 Form of 9% Senior Subordinated Note Indenture dated as of February 1, 1994 between the Company and The Bank of New York, Trustee. (Incorporated by reference to Exhibit 4.2 as filed with the Company's Form S-2 on December 17, 1993.)

              Registrant agrees to provide copies of instruments defining the rights of security holders, including indentures, upon request of the Commission.

     10.1 Employment Agreements dated October 15, 1993 with the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. (Incorporated by reference to Exhibit No. 10 as filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.)

     10.2 Employment Agreements dated December 10, 1993 with certain executive officers of the Company. (Incorporated by reference to Exhibit 10.13 as filed with the Company's Form S-2 on December 17, 1993.)

     10.3 Stockholders Agreement dated as of December 7, 1990. (Incorporated by reference to Exhibit 10.C as filed with the Company's Form 10-K for the year ended December 31, 1990.)

     10.4 Management Incentive Plan as amended and restated December 10, 1992. (Incorporated by reference to Exhibit 10.C as filed with the Company's Form 10-K for the year ended December 31, 1992.)

     10.5 Supplemental Retirement Plan. (Incorporated by reference to Exhibit No. 10.7 as filed with Amendment No. 2 to the Company's Form S-1 on October 25, 1988.)

     10.5(1) Amendment No. 1 to the Supplemental Retirement Plan. (Incorporated by reference to Exhibit 10.P as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1988.)

     10.6 Form of Supplemental Retirement Agreement for the Company's Chief Executive Officer as Amended. (Incorporated by reference to Exhibit 10.M as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1988.)

     10.7 Supplemental Retirement Agreements for certain directors and officers. (Incorporated by reference to Exhibit 10.T as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1989.)

     10.7(A) Form of Amendment No. 1 to Supplemental Retirement Agreements for certain directors and officers. (Incorporated by reference to Exhibit 10.U as filed with the Company's Form 10-K for the year ended December 31, 1990.)

     10.8 Amended and Restated Management Equity Participation Agreement dated as of August 1, 1988. (Incorporated by reference to Exhibit No. 10.9 as filed with the Company's Amendment No. 2 to Form S-1 on October 25, 1988.)

     10.8(A) Letter Agreement dated June 27, 1990, which modifies Amended and Restated Management Equity Participation Agreement.
              (Incorporated by reference to Exhibit 10.V as filed with the Company's Form 10-K for the year ended December 31, 1990.)

     10.8(B) Letter Agreement dated July 31, 1990, among the Company and the Principal Management Investors which amends Amended and Restated Management Equity Participation Agreement. (Incorporated by reference to Exhibit 10.W as filed with the Company's Form 10-K for the year ended December 31, 1990.)

     10.8(C) Letter Agreement dated July 31, 1990, between the Company and the Management Investor Committee which amends Amended and Restated Management Equity Participation Agreement. (Incorporated by reference to Exhibit 10.X as filed with the Company's Form 10-K for the year ended December 31, 1990.)

     10.8(D) Letter Agreement dated February 7, 1991, between the Company and the Management Investors Committee which amends the Amended and Restated Management Equity Participation Agreement. (Incorporated by reference to Exhibit 10.GG as filed with the Company's Form 10-K for the year ended December 31, 1990.)

     10.8(E) Form of Letter Agreement dated February 7, 1991, among the Company, the Management Investors Committee and Management Investors which cancels certain stock options, grants new stock options and amends the Amended and Restated Management Equity Participation Agreement. (Incorporated by reference to Exhibit 10.HH as filed with the Company's Form 10-K for the year ended December 31, 1990.)

     10.9     Management Equity Plan.  (Incorporated by reference to
              Exhibit 10.H as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.9(A)  Amendment dated December 28, 1993 to Management Equity Plan.

     10.10 Form of Management Equity Plan Agreement. (Incorporated by reference to Exhibit 10.I as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.11 Agreement dated as of July 31, 1990, between the Company and its former Chief Executive Officer. (Incorporated by reference to Exhibit 10.Y as filed with the Company's Form 10-K for the year ended December 31, 1990.)

     10.11(A) Modification to Agreement dated as of July 31, 1990, between the Company and its former Chief Executive Officer. (Incorporated by reference to Exhibit 10.Z as filed with the Company's Form 10-K for the year ended December 31, 1990.)

     10.11(B) Letter Agreement dated February 7, 1991, between the Company and its former Chief Executive Officer which cancels stock options, grants new stock options and amends the Agreement dated as of July 31, 1990 among the Company and its former Chief Executive Officer. (Incorporated by reference to Exhibit 10.II as filed with the Company's Form 10-K for the year ended December 31, 1990.)

     10.12 Financial Advisory Agreement dated as of October 25, 1988, between MS&Co. and the Company. (Incorporated by reference to Exhibit 10.13 as filed with the Company's Post-Effective Amendment No. 1 to Form S-1 on April 6, 1989.)

     10.13 Participation Agreement dated as of October 26, 1989, among the Company, Philip Morris Credit Corporation, the Loan Participants listed therein, the Connecticut National Bank, Owner Trustee, and Wilmington Trust Company, Indenture Trustee. (Incorporated by reference to Exhibit 10.15 as filed with the Company's Post-Effective Amendment No. 2 to Form S-1 on February 8, 1990.)

     10.14 Facility Lease Agreement dated as of October 26, 1989, between the Connecticut National Bank in its capacity as Owner Trustee, the Lessor and the Company as Lessee. (Incorporated by reference to Exhibit 10.16 as filed with the Company's Post-Effective Amendment No. 2 to Form S-1 on February 8, 1990.)

     10.15 Power Installation Lease Agreement dated as of October 20, 1989, between The Connecticut National Bank, not in its individual capacity but solely as Owner Trustee, and the Company. (Incorporated by reference to Exhibit 10.HH as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.16 Equipment Lease Agreement dated as of October 20, 1989, between The Connecticut National Bank, not in its individual capacity but solely as Owner Trustee, and the Company. (Incorporated by reference to Exhibit 10.II as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.17 Participation Agreement dated as of December 23, 1990, among the Company, Bell Atlantic Tricon Leasing Corporation, Bankers Trust Company, The Connecticut National Bank, Owner Trustee, and Wilmington Trust Company, Indenture Trustee. (Incorporated by reference to Exhibit 10.BB as filed with the Company's Form 10-K for the year ended December 31, 1990.)

     10.18 Amended and Restated Equipment Lease Agreement [1990] dated as of December 19, 1991, between The Connecticut National Bank, not in its individual capacity but solely as Owner Trustee under the Trust Agreement, as Lessor, and the Company, as Lessee. (Incorporated by reference to Exhibit 10.W as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.19 Facility Lease Agreement dated as of December 19, 1991, between The Connecticut National Bank, not in its individual capacity but solely as Owner Trustee, and the Company. (Incorporated by reference to Exhibit 10.EE as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.20 Equipment Lease Agreement [1991] dated as of December 19, 1991, between The Connecticut National Bank, not in its individual capacity but solely as Owner Trustee, and the Company. (Incorporated by reference to Exhibit 10.FF as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.21 Power Plant Lease Agreement dated as of December 19, 1991, between The Connecticut National Bank, not in its individual capacity but solely as Owner Trustee, and the Company. (Incorporated by reference to Exhibit 10.GG as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.22 Amended and Restated Participation Agreement dated as of October 21, 1991, among the Company, Bell Atlantic Tricon Leasing Corporation, Bankers Trust Company, The Connecticut National Bank, Owner Trustee, and Wilmington Trust Company, Indenture Trustee and the Form of the First Amendment thereto dated as of December 13, 1991. (Incorporated by reference to Exhibit 4.3 as filed with the Company's Amendment No. 3 to Form S-3 on December 13, 1991).

     12       Statement of Deficiency of Earnings Available to Cover Fixed
              Charges.

     21       Subsidiaries of Fort Howard Corporation.

     25       Powers of Attorney (included as part of signature page).

b.    Reports on Form 8-K

      No reports on Form 8-K were filed for the Company during the last quarter of 1993.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FORT HOWARD CORPORATION
Green Bay, Wisconsin
March 7, 1994                         By /s/ Donald H. DeMeuse
                                      ----------------------------------
                                      Donald H. DeMeuse, Chairman of the
                                      Board and Chief Executive Officer

                                POWER OF ATTORNEY

      The undersigned directors and officer of Fort Howard Corporation hereby constitute and appoint Donald H. DeMeuse, Kathleen J. Hempel and James W. Nellen II and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities on the dates indicated:

/s/ Donald H. DeMeuse            Chairman of the Board,          March 7, 1994
Donald H. DeMeuse                Chief Executive Officer
                                 and Director

/s/ Kathleen J. Hempel           Vice Chairman, Chief            March 7, 1994
Kathleen J. Hempel               Financial Officer and
                                 Director

/s/ Michael T. Riordan           President, Chief                March 7, 1994
Michael T. Riordan               Operating Officer and
                                 Director

/s/ Donald P. Brennan            Director                        March 7, 1994
Donald P. Brennan

/s/ Frank V. Sica                Director                        March 7, 1994
Frank V. Sica

/s/ Robert H. Niehaus            Director                        March 7, 1994
Robert H. Niehaus

/s/ James S. Hoch                Director                        March 7, 1994
James S. Hoch

/s/ Charles L. Szews             Controller and Principal        March 7, 1994
Charles L. Szews                 Accounting Officer

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Fort Howard Corporation included in this Form 10-K and have issued our report thereon dated February 1, 1994. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                          ARTHUR ANDERSEN & CO.





Milwaukee, Wisconsin
February 1, 1994

                                                                    Schedule V

                             FORT HOWARD CORPORATION

                           PROPERTY, PLANT AND EQUIPMENT
                                  (In thousands)



                                 Balance at                                            Balance at
                                Beginning of     Additions                                End of
                                    Year          at Cost     Retirements     Other*       Year
                                ------------     ---------    -----------     ------   ----------
Year Ended December 31, 1991
  Land.......................... $   42,708    $      300                  $     (276)  $  42,732
  Buildings.....................    255,193         4,162                       4,126     263,481
  Machinery and Equipment.......    980,056       118,893    $   (2,269)       (5,367)  1,091,313
  Construction in Progress......     75,624        20,700            --        (5,957)     90,367
                                 ----------    ----------    ----------    ----------  ----------
                                 $1,353,581    $  144,055    $   (2,269)   $   (7,474) $1,487,893
                                 ==========    ==========    ==========    ==========  ==========

Year Ended December 31, 1992
  Land.......................... $   42,732    $      274    $     (366)   $    1,991  $   44,631
  Buildings.....................    263,481        20,206          (416)       11,497     294,768
  Machinery and Equipment.......  1,091,313       147,502       (16,228)      (10,451)  1,212,136
  Construction in Progress......     90,367        64,862        (1,107)      (10,711)    143,411
                                 ----------    ----------    ----------    ----------  ----------
                                 $1,487,893    $  232,844    $  (18,117)   $   (7,674) $1,694,946
                                 ==========    ==========    ==========    ==========  ==========

Year Ended December 31, 1993
  Land.......................... $   44,631                  $     (122)   $      (80) $   44,429
  Buildings.....................    294,768    $  27,057         (1,977)         (893)    318,955
  Machinery and Equipment.......  1,212,136      168,709        (11,811)       (1,195)  1,367,839
  Construction in Progress......    143,411      (30,228)            --           646     113,829
                                 ----------    ---------     ----------    ----------  ----------
                                 $1,694,946    $ 165,538     $  (13,910)   $   (1,522) $1,845,052
                                 ==========    =========     ==========    ==========  ==========



NOTE: *Other includes the effects of foreign currency translation, transfers from construction in progress, the effects of the acquisition of Stuart Edgar in 1992, and the effects of the sale and leaseback transactions in 1991.

                                                                   Schedule VI


                             FORT HOWARD CORPORATION

                           ACCUMULATED DEPRECIATION AND
                  AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                  (In thousands)




                               Balance at     Provisions                             Balance at
                              Beginning of    Charged To                               End of
                                 Year         Earnings*     Retirements   Other**       Year
                              ------------    ----------    -----------   -------    ----------
Year Ended December 31, 1991
  Buildings..................  $ 28,976       $ 16,437                   $ 12,581     $ 57,994
  Machinery and Equipment....   236,464         99,576      $   (733)     (14,495)     320,812
                               --------       --------      --------     --------     --------
                               $265,440       $116,013      $   (733)    $ (1,914)    $378,806
                               ========       ========      ========     ========     ========

Year Ended December 31, 1992
  Buildings..................  $ 57,994       $  8,723      $   (148)    $    279     $ 66,848
  Machinery and Equipment....   320,812         72,554       (14,278)      (8,418)     370,670
                               --------       --------      --------     --------     --------
                               $378,806       $ 81,277      $(14,426)    $ (8,139)    $437,518
                               ========       ========      ========     ========     ========

Year Ended December 31, 1993
  Buildings..................  $ 66,848       $  9,784      $   (799)    $    (55)    $ 75,778
  Machinery and Equipment....   370,670         78,311        (7,776)         (45)     441,160
                               --------       --------      --------     --------     --------
                               $437,518       $ 88,095      $ (8,575)    $   (100)    $516,938
                               ========       ========      ========     ========     ========



NOTES: *The provision is based on the straight-line depreciation method with rates varying from 2% to 50% per year.

       **Other includes the effects of foreign currency translation and reclassifications.

                                                                 Schedule VIII


                             FORT HOWARD CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                                  (In thousands)




                                                 For the Years Ended
                                                     December 31,
                                           ---------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:           1993            1992         1991
                                           ----            ----         ----

Balance at beginning of year..........    $1,376          $1,379      $1,502
Additions charged to earnings.........     1,633             792         698
Charges for purpose for which
    reserve was created...............      (643)           (795)       (821)
                                          ------          ------      ------
Balance at end of year................    $2,366          $1,376      $1,379
                                          ======          ======      ======



































                                   - 69 -
                                                                    Schedule X

                             FORT HOWARD CORPORATION

                    SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                  (In thousands)


                                              Charged to Costs and Expenses
                                              -----------------------------
                                                   For the Years Ended
                                                       December 31,
                                              -----------------------------
                                               1993       1992         1991
                                               ----       ----         ----

     Maintenance and repairs..............   $49,626    $46,671      $45,324
                                             =======    =======      =======









































                                   - 70 -
                             INDEX TO EXHIBITS


Exhibit No.
- -----------


      3.1 Restated Certificate of Incorporation of the Company dated December 7, 1990. (Incorporated by reference to Exhibit 3.A as filed with the Company's Form 10-K for the year ended
              December 31, 1990.)

      3.2 Amended and Restated By-Laws of the Company dated April 2, 1992. (Incorporated by reference to Exhibit 3.B as filed with the Company's Form 10-K for the year ended December 31, 1992.)

      4.1 Form of 12 3/8% Senior Subordinated Note Indenture dated as of November 1, 1988 between the Company and State Street Bank and Trust Company, Trustee. (Incorporated by reference to
              Exhibit 4.1 as filed with Amendment No. 2 to the Company's Form S-1 on October 25, 1988.)

      4.2 Form of 12 5/8% Subordinated Debenture Indenture dated as of November 1, 1988 between the Company and United States Trust Company, Trustee. (Incorporated by reference to Exhibit 4.2 as filed with the Company's Amendment No. 2 to Form S-1 on
              October 25, 1988.)

      4.3 Form of 14 1/8% Junior Discount Debenture Indenture dated as of November 1, 1988 between the Company and Ameritrust Company National Association, Trustee. (Incorporated by reference to
              Exhibit 4.3 as filed with the Company's Amendment No. 2 to
              Form S-1 on October 25, 1988.)

      4.4 Amended and Restated Credit Agreement dated as of October 24, 1988. (Incorporated by reference to Exhibit 4.5 as filed with the Company's Amendment No. 2 to Form S-1 on October 25, 1988.)

      4.4(A) Amendment No. 1 dated as of February 21, 1989 to the Amended and Restated Credit Agreement dated as of October 24, 1988. (Incorporated by reference to Exhibit 4.E 1 as filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.)

      4.4(B) Amendment No. 2 dated as of October 20, 1989 to the Amended and Restated Credit Agreement dated as of October 24, 1988. (Incorporated by reference to Exhibit 4.E 2 as filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.)

      4.4(C) Amendment No. 3 dated as of November 14, 1989 to the Amended and Restated Credit Agreement dated as of October 24, 1988. (Incorporated by reference to Exhibit 4.E 3 as filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.)

      4.4(D) Instrument of Designation, Appointment and Acceptance dated as of June 22, 1988 among the Company, Bankers Trust Company and Security Pacific National Bank. (Incorporated by reference to
              Exhibit 4.7 as filed with the Company's Post-Effective Amendment No. 2 to Form S-1 on February 8, 1990.)

      4.4(E) Amendment No. 4 dated as of November 9, 1990 to Amended and Restated Credit Agreement dated as of October 24, 1988. (Incorporated by reference to Exhibit 4.J as filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.)

      4.4(F) Amendment No. 5 dated as of December 19, 1990 to Amended and Restated Credit Agreement dated as of October 24, 1988. (Incorporated by reference to Exhibit 4.K as filed with the Company's Form 10-K for the year ended December 31, 1990.)

      4.4(G) Amendment No. 6 dated as of September 11, 1991 to Amended and Restated Credit Agreement dated as of October 24, 1988. (Incorporated by reference to Exhibit 4.A as filed with the Company's report on Form 8-K on September 13, 1991.)

      4.4(H) Amendment No. 7 dated as of December 2, 1991 to Amended and Restated Credit Agreement dated as of October 14, 1988, and Amendment No. 1 dated as of December 2, 1991, to the Note Purchase Agreement dated as of September 11, 1991. (Incorporated by reference to Exhibit 4.N as filed with the Company's Form 10-K for the year ended December 31, 1991.)

      4.4(I) Amendment No. 8 dated as of October 7, 1992 to Amended and Restated Credit Agreement dated as of October 24, 1988, and Amendment No. 2 dated as of October 7, 1992 to the Note Purchase Agreement dated as of September 11, 1991. (Incorporated by reference to Exhibit 4.O as filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.)

      4.4(J) Amended and Restated Amendment No. 8 dated as of November 12, 1992 to Amended and Restated Credit Agreement dated as of October 24, 1988, and Amended and Restated Amendment No. 2 dated as of November 12, 1992 to the Note Purchase Agreement dated as of September 11, 1991. (Incorporated by reference to Exhibit 4.P as filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.)

      4.4(K) Form of Second Amended and Restated Amendment No. 8 dated as of March 4, 1993 to Amended and Restated Credit Agreement dated as of October 24, 1988, and Second Amended and Restated Amendment No. 2 dated as of March 4, 1993 to Note Purchase Agreement dated as of September 11, 1991. (Incorporated by reference to Exhibit 4.3(J) as filed with the Company's Amendment No. 2 to Form S-2 on March 4, 1993.)

     *4.4(L) Amendment No. 9 dated as of December 31, 1993 to Amended and Restated Credit Agreement dated as of October 24, 1988, and Amendment No. 3 dated as of December 31, 1993 to Note Purchase Agreement dated as of September 22, 1991.

      4.5 Form of Senior Secured Floating Rate Note Purchase Agreement dated as of September 11, 1991. (Incorporated by reference to Exhibit 4.B as filed with the Company's report on Form 8-K on September 13, 1991.)

      4.6 Form of 9 1/4% Senior Note Indenture dated as of March 15, 1993 between the Company and Norwest Bank Wisconsin, N.A., Trustee. (Incorporated by reference to Exhibit 4.1 as filed with the Company's Amendment No. 2 to Form S-2 on March 4, 1993.)

      4.7 Form of 10% Subordinated Note Indenture dated as of March 15, 1993 between the Company and the United States Trust Company of New York, Trustee. (Incorporated by reference to Exhibit 4.2 as filed with the Company's Amendment No. 2 to Form S-2 on March 4, 1993.)

      4.8 Form of 9% Senior Subordinated Note Indenture dated as of February 1, 1994 between the Company and The Bank of New York, Trustee. (Incorporated by reference to Exhibit 4.2 as filed with the Company's Form S-2 on December 17, 1993.)

              Registrant agrees to provide copies of instruments defining the rights of security holders, including indentures, upon request of the Commission.

     10.1 Employment Agreements dated October 15, 1993 with the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. (Incorporated by reference to Exhibit No. 10 as filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.)

     10.2 Employment Agreements dated December 10, 1993 with certain executive officers of the Company. (Incorporated by reference to Exhibit 10.13 as filed with the Company's Form S-2 on December 17, 1993.)

     10.3 Stockholders Agreement dated as of December 7, 1990. (Incorporated by reference to Exhibit 10.C as filed with the Company's Form 10-K for the year ended December 31, 1990.)

     10.4 Management Incentive Plan as amended and restated December 10, 1992. (Incorporated by reference to Exhibit 10.C as filed with the Company's Form 10-K for the year ended December 31, 1992.)

     10.5 Supplemental Retirement Plan. (Incorporated by reference to Exhibit No. 10.7 as filed with Amendment No. 2 to the Company's Form S-1 on October 25, 1988.)

     10.5(1) Amendment No. 1 to the Supplemental Retirement Plan. (Incorporated by reference to Exhibit 10.P as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1988.)

     10.6 Form of Supplemental Retirement Agreement for the Company's Chief Executive Officer as Amended. (Incorporated by reference to Exhibit 10.M as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1988.)

     10.7 Supplemental Retirement Agreements for certain directors and officers. (Incorporated by reference to Exhibit 10.T as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1989.)

     10.7(A) Form of Amendment No. 1 to Supplemental Retirement Agreements for certain directors and officers. (Incorporated by reference to Exhibit 10.U as filed with the Company's Form 10-K for the year ended December 31, 1990.)

     10.8 Amended and Restated Management Equity Participation Agreement dated as of August 1, 1988. (Incorporated by reference to Exhibit No. 10.9 as filed with the Company's Amendment No. 2 to Form S-1 on October 25, 1988.)

     10.8(A) Letter Agreement dated June 27, 1990, which modifies Amended and Restated Management Equity Participation Agreement.
              (Incorporated by reference to Exhibit 10.V as filed with the Company's Form 10-K for the year ended December 31, 1990.)

     10.8(B) Letter Agreement dated July 31, 1990, among the Company and the Principal Management Investors which amends Amended and Restated Management Equity Participation Agreement. (Incorporated by reference to Exhibit 10.W as filed with the Company's Form 10-K for the year ended December 31, 1990.)

     10.8(C) Letter Agreement dated July 31, 1990, between the Company and the Management Investor Committee which amends Amended and Restated Management Equity Participation Agreement. (Incorporated by reference to Exhibit 10.X as filed with the Company's Form 10-K for the year ended December 31, 1990.)

     10.8(D) Letter Agreement dated February 7, 1991, between the Company and the Management Investors Committee which amends the Amended and Restated Management Equity Participation Agreement. (Incorporated by reference to Exhibit 10.GG as filed with the Company's Form 10-K for the year ended December 31, 1990.)

     10.8(E) Form of Letter Agreement dated February 7, 1991, among the Company, the Management Investors Committee and Management Investors which cancels certain stock options, grants new stock options and amends the Amended and Restated Management Equity Participation Agreement. (Incorporated by reference to Exhibit 10.HH as filed with the Company's Form 10-K for the year ended December 31, 1990.)

     10.9     Management Equity Plan.  (Incorporated by reference to
              Exhibit 10.H as filed with the Company's Form 10-K for the year ended December 31, 1991.)

    *10.9(A)  Amendment dated December 28, 1993 to Management Equity Plan.

     10.10 Form of Management Equity Plan Agreement. (Incorporated by reference to Exhibit 10.I as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.11 Agreement dated as of July 31, 1990, between the Company and its former Chief Executive Officer. (Incorporated by reference to Exhibit 10.Y as filed with the Company's Form 10-K for the year ended December 31, 1990.)

     10.11(A) Modification to Agreement dated as of July 31, 1990, between the Company and its former Chief Executive Officer. (Incorporated by reference to Exhibit 10.Z as filed with the Company's Form 10-K for the year ended December 31, 1990.)

     10.11(B) Letter Agreement dated February 7, 1991, between the Company and its former Chief Executive Officer which cancels stock options, grants new stock options and amends the Agreement dated as of July 31, 1990 among the Company and its former Chief Executive Officer. (Incorporated by reference to Exhibit 10.II as filed with the Company's Form 10-K for the year ended December 31, 1990.)

     10.12 Financial Advisory Agreement dated as of October 25, 1988, between MS&Co. and the Company. (Incorporated by reference to Exhibit 10.13 as filed with the Company's Post-Effective Amendment No. 1 to Form S-1 on April 6, 1989.)

     10.13 Participation Agreement dated as of October 26, 1989, among the Company, Philip Morris Credit Corporation, the Loan Participants listed therein, the Connecticut National Bank, Owner Trustee, and Wilmington Trust Company, Indenture Trustee. (Incorporated by reference to Exhibit 10.15 as filed with the Company's Post-Effective Amendment No. 2 to Form S-1 on February 8, 1990.)

     10.14 Facility Lease Agreement dated as of October 26, 1989, between the Connecticut National Bank in its capacity as Owner Trustee, the Lessor and the Company as Lessee. (Incorporated by reference to Exhibit 10.16 as filed with the Company's Post-Effective Amendment No. 2 to Form S-1 on February 8, 1990.)

     10.15 Power Installation Lease Agreement dated as of October 20, 1989, between The Connecticut National Bank, not in its individual capacity but solely as Owner Trustee, and the Company. (Incorporated by reference to Exhibit 10.HH as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.16 Equipment Lease Agreement dated as of October 20, 1989, between The Connecticut National Bank, not in its individual capacity but solely as Owner Trustee, and the Company. (Incorporated by reference to Exhibit 10.II as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.17 Participation Agreement dated as of December 23, 1990, among the Company, Bell Atlantic Tricon Leasing Corporation, Bankers Trust Company, The Connecticut National Bank, Owner Trustee, and Wilmington Trust Company, Indenture Trustee. (Incorporated by reference to Exhibit 10.BB as filed with the Company's Form 10-K for the year ended December 31, 1990.)

     10.18 Amended and Restated Equipment Lease Agreement [1990] dated as of December 19, 1991, between The Connecticut National Bank, not in its individual capacity but solely as Owner Trustee under the Trust Agreement, as Lessor, and the Company, as Lessee. (Incorporated by reference to Exhibit 10.W as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.19 Facility Lease Agreement dated as of December 19, 1991, between The Connecticut National Bank, not in its individual capacity but solely as Owner Trustee, and the Company. (Incorporated by reference to Exhibit 10.EE as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.20 Equipment Lease Agreement [1991] dated as of December 19, 1991, between The Connecticut National Bank, not in its individual capacity but solely as Owner Trustee, and the Company. (Incorporated by reference to Exhibit 10.FF as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.21 Power Plant Lease Agreement dated as of December 19, 1991, between The Connecticut National Bank, not in its individual capacity but solely as Owner Trustee, and the Company. (Incorporated by reference to Exhibit 10.GG as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.22 Amended and Restated Participation Agreement dated as of October 21, 1991, among the Company, Bell Atlantic Tricon Leasing Corporation, Bankers Trust Company, The Connecticut National Bank, Owner Trustee, and Wilmington Trust Company, Indenture Trustee and the Form of the First Amendment thereto dated as of December 13, 1991. (Incorporated by reference to Exhibit 4.3 as filed with the Company's Amendment No. 3 to Form S-3 on December 13, 1991).

    *12       Statement of Deficiency of Earnings Available to Cover Fixed
              Charges.

    *21       Subsidiaries of Fort Howard Corporation.

    *25       Powers of Attorney (included as part of signature page).



*Filed herewith.