Form 10-Q
period 1994-03-31
FORT HOWARD CORP
filed 1994-05-12
CIK 38195

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC   20549

                                  FORM 10-Q

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended        March 31, 1994        OR


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


                     Yes     [X]          No     [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                      Outstanding at April 30, 1994
                -----                      -----------------------------

Voting Common Stock, par value $.01                   5,861,780
  per share


                        PART I.  FINANCIAL INFORMATION


                            FORT HOWARD CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                Three Months Ended
                                                     March 31,
                                               --------------------
                                               1994            1993
                                               ----            ----
                                               (In thousands, except
                                                  per share data)

Net sales.................................   $275,330       $284,814
Cost of sales.............................    188,495        189,300
                                             --------       --------
Gross income..............................     86,835         95,514

Selling, general and administrative.......     26,702         25,363
Amortization of goodwill..................         --         14,192
                                             --------       --------
Operating income..........................     60,133         55,959
Interest expense..........................     84,318         86,610
Other (income) expense, net...............        588           (253)
                                             --------       --------
Loss before taxes.........................    (24,773)       (30,398)
Income tax credit.........................     (9,601)        (4,183)
                                             --------       --------
Loss before extraordinary item............    (15,172)       (26,215)

Extraordinary item -- loss on debt
  repurchases (net of income taxes).......    (28,170)        (9,760)
                                             --------       --------

Net loss..................................   $(43,342)      $(35,975)
                                             ========       ========

Loss per share:
  Net loss before extraordinary item......   $  (2.59)      $  (4.48)
  Extraordinary item......................      (4.80)         (1.66)
                                             --------       --------
  Net loss................................   $  (7.39)      $  (6.14)
                                             ========       ========

Average shares outstanding................      5,863          5,863
                                             ========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            FORT HOWARD CORPORATION

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                  March 31,    December 31,
                                                    1994           1993
                                                  ---------    ------------
                                                       (In thousands)
Assets
  Current assets:
    Cash and cash equivalents.................  $      783      $      227
    Receivables, less allowances..............     112,788         105,834
    Inventories...............................     121,589         118,269
    Deferred income taxes.....................      14,000          14,000
    Income taxes receivable...................      11,600           9,500
                                                ----------      ----------
      Total current assets....................     260,760         247,830

  Property, plant and equipment...............   1,875,241       1,845,052
    Less:  Accumulated depreciation...........     538,924         516,938
                                                ----------      ----------
      Net property, plant and equipment.......   1,336,317       1,328,114

  Other assets................................      79,256          73,843
                                                ----------      ----------
      Total assets............................  $1,676,333      $1,649,787
                                                ==========      ==========

Liabilities and Shareholders' Equity (Deficit)
  Current liabilities:
    Accounts payable..........................  $   99,263      $  101,665
    Interest payable..........................      32,731          54,854
    Income taxes payable......................         255             122
    Other current liabilities.................      45,603          70,138
    Current portion of long-term debt.........      14,234         112,750
                                                ----------      ----------
      Total current liabilities...............     192,086         339,529

  Long-term debt..............................   3,351,550       3,109,838
  Deferred and other long-term income taxes...     220,430         243,437
  Other liabilities...........................      24,533          26,088
  Voting Common Stock with put right..........      11,820          11,820

  Shareholders' equity (deficit):
    Voting Common Stock.......................     600,459         600,459
    Cumulative translation adjustment.........      (4,910)         (5,091)
    Retained earnings (deficit)...............  (2,719,635)     (2,676,293)
                                                ----------      ----------
      Total shareholders' equity (deficit)....  (2,124,086)     (2,080,925)
                                                ----------      ----------
      Total liabilities and shareholders'
        equity (deficit)......................  $1,676,333      $1,649,787
                                                ==========      ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           FORT HOWARD CORPORATION

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                      1994          1993
                                                      ----          ----
                                                        (In thousands)

Cash provided from (used for) operations:
  Net loss........................................ $(43,342)      $(35,975)
  Depreciation and amortization...................   22,098         34,290
  Non-cash interest expense.......................   21,287         36,650
  Deferred income tax credit......................  (21,760)        (7,097)
  Pre-tax loss on debt repurchases................   42,901         15,742
  Increase in receivables.........................   (6,954)       (15,516)
  (Increase) decrease in inventories..............   (3,320)           732
  Increase in income taxes receivable.............   (2,100)        (5,500)
  Decrease in accounts payable....................   (2,402)       (13,828)
  Increase (decrease) in interest payable.........  (22,123)        23,732
  Increase in income taxes payable................      133            248
  All other, net..................................  (28,646)       (11,706)
                                                   --------       --------
    Net cash provided from (used for) operations..  (44,228)        21,772

Cash used for investment activity --
  Additions to property, plant and equipment......  (30,411)       (34,259)

Cash provided from (used for) financing
  activities:
  Proceeds from long-term borrowings..............  800,600        760,550
  Repayment of long-term borrowings............... (703,770)      (291,001)
  Funds escrowed for debt repayment...............       --       (435,500)
  Debt issuance costs.............................  (21,635)       (21,335)
                                                   --------       --------
    Net cash provided from financing activities...   75,195         12,714
                                                   --------       --------
Increase in cash..................................      556            227

Cash at beginning of period.......................      227            188
                                                   --------       --------

  Cash at end of period........................... $    783       $    415
                                                   ========       ========

Supplemental Cash Flow Disclosures:
  Interest paid................................... $ 88,014       $ 28,392
  Income taxes paid - net.........................      691            168


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           FORT HOWARD CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  BASIS OF PRESENTATION

     The condensed consolidated financial statements reflect all adjustments (consisting only of normally recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Certain reclassifications have been made to conform prior years' data to the current format. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for 1993.

2.  LOSS PER SHARE

     Loss per share is computed on the basis of the average number of common shares outstanding during the periods. The average number of shares outstanding for the three-month periods ended March 31, 1994 and 1993 were 5,862,635 and 5,862,652, respectively.

3.  INVENTORIES

     Inventories consist of:

                                               March 31,    December 31,
                                                  1994          1993
                                               ---------    ------------
                                                    (In thousands)

       Raw materials and supplies.............. $ 56,328      $ 61,285
       Finished and partly-finished products...   65,261        56,984
                                                --------      --------
                                                $121,589      $118,269
                                                ========      ========

4.  GOODWILL WRITE-OFF

     Low industry operating rates and aggressive competitive pricing among tissue producers resulting from the 1991-1992 recession, additions to industry capacity and other factors adversely affected tissue industry operating conditions and the Company's operating results beginning in 1991 and through the third quarter of 1993.

     As a result of these conditions, during the second quarter of 1993 the Company commenced an evaluation of the carrying value of its goodwill for possible impairment. The Company revised its projections and concluded its evaluation in the third quarter of 1993 determining that its forecasted cumulative net income before goodwill amortization was inadequate to recover the future amortization of the Company's goodwill balance over the remaining amortization period of the goodwill. Accordingly, the Company wrote off its remaining goodwill balance of $1.98 billion in the third quarter of 1993.







                                 - 5 -
5.  LONG-TERM DEBT

     On February 9, 1994, the Company sold $100 million principal amount of 8 1/4% Senior Unsecured Notes due 2002 (the "8 1/4% Notes") and $650 million principal amount of 9% Senior Subordinated Notes due 2006 (the "9% Notes") in a registered public offering (collectively, the "1994 Notes"). Proceeds from the sale of the 1994 Notes have been applied to the repurchase of all the remaining 12 3/8% Notes at the redemption price of 105% of the principal amount thereof, to the repurchase of $238 million of 12 5/8% Debentures at the redemption price of 105% of the principal amount thereof, to the prepayment of $100 million of the Term Loan, to the repayment of a portion of the Company's indebtedness under the Revolving Credit Facility and to the payment of fees and expenses.

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

     The Company incurred an extraordinary loss of $28 million (net of income taxes of $15 million) in the first quarter of 1994 representing the redemption premiums on the repurchases of the 12 3/8% Notes and the 12 5/8% Debentures, and the write-off of deferred loan costs associated with the repayment of the $100 million of the Term Loan and the repurchases of the 12 3/8% Notes and the 12 5/8% Debentures.

     At March 31, 1994 the available capacity under the Company's Revolving Credit Facility was $56 million.

6.  LEGAL PROCEEDINGS

     The Company and its subsidiaries are parties to lawsuits and state and federal administrative proceedings incidental to their businesses. Although the final results in such suits and proceedings cannot be predicted with certainty, it is the present opinion of management that they will not have a material adverse effect on the Company's financial condition.














                                 - 6 -
                           FORT HOWARD CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

First Quarter 1994 Compared to 1993

                                                Three Months Ended
                                                     March 31,
                                               --------------------
                                               1994            1993
                                               ----            ----
                                                  (In thousands,
                                                except percentages)

Net sales:
  Domestic tissue.........................  $229,472        $241,190
  International operations................    32,500          34,285
  Eliminations and other..................    13,358           9,339
                                            --------        --------
  Consolidated............................  $275,330        $284,814
                                            ========        ========
Operating income:
  Domestic tissue.........................  $ 59,124        $ 53,239
  International operations................       494           2,494
  Eliminations and other..................       515             226
                                            --------        --------
  Consolidated............................    60,133          55,959
  Amortization of purchase accounting(1)..     2,901          17,181
  Employee stock compensation.............        --             294
                                            --------        --------
    Adjusted operating income.............    63,034          73,434
Other depreciation........................    19,197          17,109
                                            --------        --------
    EBDIAT................................  $ 82,231        $ 90,543
                                            ========        ========
Consolidated net loss.....................  $(43,342)       $(35,975)
                                            ========        ========
EBDIAT as a percent of net sales..........     29.9%           31.8%

(1) In 1988, the Company was acquired in a transaction referred to as the "Acquisition." The Acquisition was accounted for using the purchase method of accounting resulting, among other things, in an increase of property, plant and equipment to fair value and the allocation of $2.3 billion of purchase cost to goodwill. Such increase in property, plant and equipment is amortized over the lives of the respective assets. The increase in goodwill was amortized over 40 years until the third quarter of 1993 when the Company wrote off its remaining goodwill balance of $1.98 billion. See Note 4 to the unaudited condensed consolidated financial statements.

     Net Sales. Consolidated net sales decreased 3.3% to $275 million in the first quarter of 1994 compared to $285 million in the first quarter of 1993. Domestic tissue net sales decreased 4.9% in the first quarter of 1994 compared to the first quarter of 1993 due to volume decreases that were partially


                                 - 7 -
offset by higher net selling prices. Business conditions remain extremely competitive. During the first quarter of 1994, a period of seasonally lower volume, the Company maintained its domestic price increases achieved through year-end 1993, adversely affecting domestic sales volume for the first quarter of 1994. Severe weather conditions also adversely affected domestic sales volume during the first quarter of 1994. Net sales of the Company's international operations decreased 5.2% in the first quarter of 1994 compared to the first quarter of 1993 primarily due to significantly lower net selling prices, partially offset by slightly higher volume.

     Gross Income. For the first quarter of 1994, consolidated gross margins decreased to 31.5% from 33.5% for the first quarter of 1993. Domestic tissue gross margins decreased for the first quarter of 1994 compared to the first quarter of 1993 primarily due to higher unit manufacturing costs attributable to the underabsorption of fixed costs resulting from lower converting volume. Gross margins of international operations also declined in the first quarter of 1994 compared to the first quarter of 1993 principally due to the lower net selling prices.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, as a percent of net sales, increased to 9.7% for the first quarter of 1994 compared to 8.9% in 1993 principally due to the effects of lower sales volume.

     Goodwill Write-Off. Low industry operating rates and aggressive competitive pricing among tissue producers resulting from the 1991-1992 recession, additions to industry capacity and other factors adversely affected tissue industry operating conditions and the Company's operating results beginning in 1991 and through the third quarter of 1993.

     As a result of these conditions, during the second quarter of 1993 the Company commenced an evaluation of the carrying value of its goodwill for possible impairment. The Company revised its projections and concluded its evaluation in the third quarter of 1993 determining that its forecasted cumulative net income before goodwill amortization was inadequate to recover the future amortization of the Company's goodwill balance over the remaining amortization period of the goodwill. Accordingly, the Company wrote off its remaining goodwill balance of $1.98 billion in the third quarter of 1993.

     For a more detailed discussion of the methodology and assumptions employed to assess the recoverability of the Company's goodwill, refer to Note 4 of the Company's 1993 audited consolidated financial statements.

     Operating Income. Operating income increased to $60 million in the first quarter of 1994 compared to $56 million in the first quarter of 1993. The depreciation of asset write-ups to fair market value in purchase accounting is charged against the Company's cost of sales and selling, general and administrative expenses. Excluding this purchase accounting depreciation and amortization of goodwill, adjusted operating income (as reported in the preceding table) was $63 million and $73 million or 22.9% and 25.8% as a percent of net sales in the first quarters of 1994 and 1993, respectively. Adjusted operating income as a percent of net sales decreased in the first quarter of 1994 compared to the first quarter of 1993 principally due to lower domestic sales volume.





                                 - 8-
     EBDIAT. Earnings before depreciation, interest, amortization and taxes ("EBDIAT") decreased 9.2% to $82 million in the first quarter of 1994 from $91 million in the first quarter of 1993. EBDIAT is reported by the Company, not as a measure of operating results, but rather as a measure of the Company's debt service ability. Certain financial and other restrictive covenants in the Company's Bank Credit Agreement, Senior Secured Note Agreement and other instruments governing the Company's indebtedness are based on the Company's EBDIAT, subject to certain adjustments.

     Income Taxes. The income tax credits for the first quarters of 1994 and 1993 principally reflect the reversal of previously provided deferred income taxes.

     Extraordinary Loss. The Company's net loss in the first quarter of 1994 was increased by an extraordinary loss of $28 million (net of income taxes of $15 million) representing the redemption premiums on the repurchases of all the Company's remaining 12 3/8% Notes at the redemption price of 105% of the principal amount thereof and of $238 million of 12 5/8% Debentures at the redemption price of 105% of the principal amount thereof on March 11, 1994, and the write off of deferred loan costs associated with the repayment of $100 million of the Term Loan on February 10, 1994, and the repurchases of the 12 3/8% Notes and the 12 5/8% Debentures. The Company's net loss in the first quarter of 1993 was increased by an extraordinary loss of $10 million (net of income taxes of $6 million) representing the write off of deferred loan costs associated with the repayment of $250 million of the Term Loan on March 23, 1993 and the repurchase of all the Company's 14 5/8% Debentures on April 21, 1993.

     Net Loss. For the first quarter of 1994, the Company's net loss increased 20.5% to $43 million from $36 million in the first quarter of 1993.


FINANCIAL CONDITION

     For the first three months of 1994, cash increased $556,000. Capital additions of $30 million, debt repayments of $704 million, including the repayment of $100 million of the Term Loan and the repurchases of all the 12 3/8% Notes and of $238 million of 12 5/8% Debentures, and cash used for operations of $44 million, were funded by net proceeds of the sale of 8 1/4% Senior Notes and 9% Senior Subordinated Notes of $728 million and net Revolving Credit Facility borrowings of $51 million.

     On February 9, 1994 the Company sold $100 million principal amount of 8 1/4% Senior Unsecured Notes due 2002 (the "8 1/4% Notes") and $650 million principal amount of 9% Senior Subordinated Notes due 2006 (the "9% Notes") in a registered public offering (collectively, the "1994 Notes"). Proceeds from the sale of the 1994 Notes have been applied to the repurchase of all the remaining 12 3/8% Notes at the redemption price of 105% of the principal amount thereof, to the repurchase of $238 million of 12 5/8% Debentures at the redemption price of 105% of the principal amount thereof, to the prepayment of $100 million of the Term Loan, to the repayment of a portion of the Company's indebtedness under the Revolving Credit Facility and to the payment of fees and expenses.






                                 - 9 -
     The 8 1/4% Notes are senior unsecured obligations of the Company, rank equally in right of payment with the other senior indebtedness of the Company and are senior to all existing and future subordinated indebtedness of the Company. The 9% Notes are subordinated in right of payment to all existing and future senior indebtedness of the Company, and constitute senior indebtedness with respect to the 10% Notes, the 12 5/8% Debentures and the 14 1/8% Debentures.

     In connection with the sale of the 1994 Notes, the Company amended the Bank Credit Agreement, the 1993 Term Loan Agreement and the Senior Secured Note Agreement. Among other changes, the amendments reduced the required ratio of earnings before non-cash charges, interest and taxes to cash interest for the four fiscal quarters ending March 31, 1994, from 1.50 to 1.00 to 1.40 to 1.00.

     The Company believes that cash provided by operations and access to debt financing in the public and private markets will be sufficient to enable it to fund maintenance and modernization capital expenditures and meet its debt service requirements for the foreseeable future. However, in the absence of improved financial results, the Company may be required to seek a waiver of the cash interest coverage covenant under the Bank Credit Agreement, the 1993 Term Loan Agreement and the Senior Secured Note Agreement as early as the fourth quarter of 1994, because the Company's 14 1/8% Debentures will accrue interest in cash commencing on November 1, 1994 and will require payments of interest in cash on May 1, 1995. Although the Company believes that it will be able to obtain appropriate waivers from its lenders, there can be no assurance that this will be the case.

     The Company has a Revolving Credit Facility under the Company's Bank Credit Agreement with a final maturity of December 31, 1996, which may be used for general corporate purposes. At March 31, 1994, the Company had $56 million in available capacity under the Revolving Credit Facility.




























                                 - 10 -
                          PART II.  OTHER INFORMATION


1.  LEGAL PROCEEDINGS

    None

2.  CHANGES IN SECURITIES

    None

3.  DEFAULTS UPON SENIOR SECURITIES

    None

4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

5.  OTHER INFORMATION

    None

6.  EXHIBITS AND REPORTS ON FORM 8-K

    a)     Exhibits:  None.

    b) No reports on Form 8-K were filed by the Company during the quarter for which this report is filed.






























                                 - 11 -
                            FORT HOWARD CORPORATION

                                  SIGNATURES



     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    FORT HOWARD CORPORATION

                                    Registrant



May 12, 1994                         /s/ Kathleen J. Hempel

                                   Kathleen J. Hempel, Vice Chairman and
                                   Chief Financial Officer




May 12, 1994                         /s/ James W. Nellen II

                                    James W. Nellen II, Vice President
                                    and Secretary




May 12, 1994                         /s/ Charles L. Szews

                                    Charles L. Szews
                                    Controller (Principal
                                    Accounting Officer)




















                                 - 12 -