Form 10-Q
period 1994-06-30
FORT HOWARD CORP
filed 1994-08-12
CIK 38195

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC   20549

                                  FORM 10-Q

(Mark One)
   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---  EXCHANGE ACT OF 1934
For the quarterly period ended        JUNE 30, 1994         OR


       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
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




(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                     Yes      X           No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                      Outstanding at July 31, 1994
                -----                      ----------------------------
Voting Common Stock, par value $.01                   5,861,730
  per share



                        PART I.  FINANCIAL INFORMATION

                            FORT HOWARD CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                   ------------------       ----------------
                                    1994        1993        1994        1993
                                    ----        ----        ----        ----
                                      (In thousands, except per share data)

Net sales.......................  $315,299   $302,343     $590,629   $587,157
Cost of sales...................   208,566    201,061      397,061    390,361
                                  --------   --------     --------   --------
Gross income....................   106,733    101,282      193,568    196,796
Selling, general and
  administrative................    27,844     25,836       54,546     51,199
Amortization of goodwill........        --     14,193           --     28,385
                                  --------   --------     --------   --------
Operating income................    78,889     61,253      139,022    117,212
Interest expense................    83,035     87,702      167,353    174,312
Other expense (income), net.....      (286)       249          302         (4)
                                  --------   --------     --------   --------
Loss before taxes...............    (3,860)   (26,698)     (28,633)   (57,096)
Income tax credit...............    (1,811)    (2,885)     (11,412)    (7,068)
                                  --------   --------     --------   --------
Loss before extraordinary
  item..........................    (2,049)   (23,813)     (17,221)   (50,028)
Extraordinary item -- loss
  on debt repurchases (net
  of income taxes of $14,731
  in 1994 and $5,982 in 1993)...        --         --      (28,170)    (9,760)
                                  --------   --------     --------   --------
Net loss........................  $ (2,049)  $(23,813)    $(45,391)  $(59,788)
                                  ========   ========     ========   ========

Loss per share:
  Net loss before extraordinary
    item........................  $  (0.35)  $  (4.06)    $  (2.94)  $  (8.54)
  Extraordinary item............        --         --        (4.80)     (1.66)
                                  --------   --------     --------   --------
  Net loss......................  $  (0.35)  $  (4.06)    $  (7.74)  $ (10.20)
                                  ========   ========     ========   ========

Average shares outstanding......     5,862      5,863        5,862      5,863
                                  ========   ========     ========   ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            FORT HOWARD CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                   June 30,    December 31,
                                                     1994          1993
                                                   --------    ------------
                                                       (In thousands)
Assets
  Current assets:
    Cash and cash equivalents.................   $      784     $      227
    Receivables, less allowances..............      126,877        105,834
    Inventories...............................      120,101        118,269
    Deferred income taxes.....................       14,000         14,000
    Income taxes receivable...................       11,000          9,500
                                                 ----------     ----------
      Total current assets....................      272,762        247,830

  Property, plant and equipment...............    1,900,999      1,845,052
    Less:  Accumulated depreciation...........      563,605        516,938
                                                 ----------     ----------
      Net property, plant and equipment.......    1,337,394      1,328,114

  Other assets................................       75,719         73,843
                                                 ----------     ----------
      Total assets............................   $1,685,875     $1,649,787
                                                 ==========     ==========
Liabilities and Shareholders' Equity (Deficit)
  Current liabilities:
    Accounts payable..........................   $   88,106     $  101,665
    Interest payable..........................       66,803         54,854
    Income taxes payable......................          546            122
    Other current liabilities.................       59,728         70,138
    Current portion of long-term debt.........       14,338        112,750
                                                 ----------     ----------
      Total current liabilities...............      229,521        339,529

  Long-term debt..............................    3,325,685      3,109,838
  Deferred and other long-term income taxes...      220,224        243,437
  Other liabilities...........................       22,968         26,088
  Voting Common Stock with put right..........       11,717         11,820

  Shareholders' equity (deficit):
    Voting Common Stock.......................      600,471        600,459
    Cumulative translation adjustment.........       (3,027)        (5,091)
    Retained earnings (deficit)...............   (2,721,684)    (2,676,293)
                                                 ----------     ----------
      Total shareholders' equity (deficit)....   (2,124,240)    (2,080,925)
                                                 ----------     ----------
      Total liabilities and shareholders'
        equity (deficit)......................   $1,685,875     $1,649,787
                                                 ==========     ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           FORT HOWARD CORPORATION

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       Six Months Ended
                                                           June 30,
                                                      ------------------
                                                      1994          1993
                                                      ----          ----
                                                        (In thousands)

Cash provided from (used for) operations:
  Net loss......................................    $(45,391)     $(59,788)
  Depreciation and amortization.................      45,779        69,916
  Non-cash interest expense.....................      42,816        60,126
  Deferred income tax credit....................     (23,627)      (13,435)
  Pre-tax loss on debt repurchases..............      42,901        15,742
  Increase in receivables.......................     (21,043)      (12,426)
  (Increase) decrease in inventories............      (1,832)        5,193
  Increase in income taxes receivable...........      (1,500)       (3,500)
  Decrease in accounts payable..................     (13,559)      (27,946)
  Increase in interest payable..................      11,949        20,887
  Increase in income taxes payable..............         424           633
  All other, net................................     (14,858)         (425)
                                                    --------      --------
    Net cash provided from operations...........      22,059        54,977

Cash used for investment activity --
  Additions to property, plant and equipment....     (50,567)      (67,751)

Cash provided from (used for) financing
  activities:
  Proceeds from long-term borrowings............     752,600       862,275
  Repayment of long-term borrowings.............    (701,809)     (818,408)
  Debt issuance costs...........................     (21,635)      (31,091)
  Purchase of common stock......................         (91)           (6)
                                                    --------      --------
    Net cash provided from
      financing activities......................      29,065        12,770
                                                    --------      --------
Increase (decrease) in cash.....................         557            (4)

Cash at beginning of period.....................         227           188
                                                    --------      --------

  Cash at end of period.........................    $    784      $    184
                                                    ========      ========

Supplemental Cash Flow Disclosures:
  Interest paid.................................    $115,285      $ 96,803
  Income taxes paid (refunded) - net............       1,028        (1,133)



The accompanying notes are an integral part of these condensed consolidated financial statements.

                           FORT HOWARD CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements reflect all adjustments (consisting only of normally recurring accruals, except for extraordinary items related to debt repurchases) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Certain reclassifications have been made to conform prior years' data to the current format. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for 1993 and the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1994.

2.   LOSS PER SHARE

     Loss per share is computed on the basis of the average number of common shares outstanding during the periods. The average number of shares outstanding for the three and six month periods ended June 30, 1994 was 5,862,052 and 5,862,342, respectively. The average number of shares outstanding for the three and six month periods ended June 30, 1993 was 5,862,635 and 5,862,644, respectively. The assumed exercise of all outstanding stock options has been excluded from the computation of loss per share for the three and six month periods ended June 30, 1994 and 1993 because the results were antidilutive.

3.   INVENTORIES

     Inventories consist of:

                                                June 30,    December 31,
                                                  1994          1993
                                                --------    ------------
                                                    (In thousands)

       Raw materials and supplies.............. $ 54,872      $ 61,285
       Finished and partly-finished products...   65,229        56,984
                                                --------      --------
                                                $120,101      $118,269
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

     In connection with the sale of the 1994 Notes, the Company amended the Bank Credit Agreement, the 1993 Term Loan Agreement and the Senior Secured Note Agreement. Among other changes, the amendments reduced the required ratio of earnings before non-cash charges, interest and taxes to cash interest for the four fiscal quarters ending March 31, 1994, to 1.40 to 1.00 from 1.50 to 1.00.

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

     At June 30, 1994, the available capacity under the Revolving Credit Facility was $104 million.

6.   COMMITMENTS AND CONTINGENCIES

     On June 20, 1994, the United States Department of Interior, Fish and Wildlife Service ("FWS"), a federal natural resources trustee, informed the Company that it has identified the Company and four other companies with facilities located along the Fox River in northeast Wisconsin as potentially responsible parties for purposes of natural resource liability under the Comprehensive Environmental Response, Compensation and Liability Act and the Federal Water Pollution Control Act arising from alleged releases of hazardous substances to the Fox River and Green Bay system. The FWS has stated that it intends to undertake an assessment to determine and quantify the nature and extent of injury to natural resources. It is anticipated that the assessment will require considerable time to complete. It is not possible at this time to estimate the Company's potential liability in the matter. Based upon all of the information available, the Company is presently unable to estimate the financial impact of any future remediation or natural resource damages liability but cannot conclude that such impact would not be material.




                                     - 6 -
     The Company and its subsidiaries are parties to other lawsuits and state and federal administrative proceedings incidental to their businesses. Although the final results in such suits and proceedings cannot be predicted with certainty, it is the present opinion of management that they will not have a material adverse effect on the Company's financial condition.




















































                                     - 7 -


                           FORT HOWARD CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Second Quarter and First Six Months of 1994 Compared to 1993

                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                                  ------------------        ----------------
                                   1994        1993         1994        1993
                                   ----        ----         ----        ----
                                       (In thousands, except percentages)
Net sales:
  Domestic tissue............... $267,705    $254,962     $497,177   $496,152
  International operations......   30,163      37,965       62,663     72,250
  Eliminations and other........   17,431       9,416       30,789     18,755
                                 --------    --------     --------   --------
  Consolidated.................. $315,299    $302,343     $590,629   $587,157
                                 ========    ========     ========   ========
Operating income:
  Domestic tissue............... $ 75,284    $ 56,808     $134,408   $110,047
  International operations......    2,429       3,996        2,923      6,490
  Eliminations and other........    1,176         449        1,691        675
                                 --------    --------     --------   --------
  Consolidated..................   78,889      61,253      139,022    117,212
Amortization of purchase
  accounting(1).................    2,897      17,172        5,798     34,353
Employee stock compensation.....       --         294           --        588
                                 --------    --------     --------   --------
    Adjusted operating income...   81,786      78,719      144,820    152,153
Other depreciation..............   20,784      18,454       39,981     35,563
                                 --------    --------     --------   --------
EBDIAT.......................... $102,570    $ 97,173     $184,801   $187,716
                                 ========    ========     ========   ========

Consolidated net loss........... $ (2,049)   $(23,813)    $(45,391)  $(59,788)
                                 ========    ========     ========   ========
EBDIAT as a percent of
  net sales.....................    32.5%       32.1%        31.3%      32.0%

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

     Net Sales. Consolidated net sales for the second quarter and first six months of 1994 increased 4.3% and 0.6% compared to 1993, respectively. Domestic tissue net sales for the second quarter of 1994 increased 5.0% compared to 1993 principally due to higher net selling prices in both the commercial and consumer markets, offset by slightly lower volume in the commercial market, while volume in the consumer market held flat. Although


                                      - 8 -


business conditions remain extremely competitive in 1994, in the commercial market, price increases were implemented in the second quarter of 1994 and the second quarter volume shortfall compared to prior year was less than the first quarter shortfall. Consumer market pricing held flat from the first to the second quarters of 1994. For the first six months of 1994, domestic tissue net sales increased 0.2%, due to the higher net selling prices that were largely offset by volume decreases, principally in the commercial market. The Company's decision to implement net selling price increases in the commercial market during each of the first three quarters of 1993 led to the decline in commercial volume during the first half of 1994. Net sales of the Company's international operations decreased 20.6% and 13.3% for the second quarter and first six months of 1994 compared to 1993, respectively, primarily due to significantly lower net selling prices while volume held flat. International net selling prices continued to decline due to product mix changes and continued competitive conditions.

     Gross Income. For the second quarter of 1994, consolidated gross margins increased slightly to 33.9% from 33.5% in 1993. The domestic tissue gross margin increased for the second quarter of 1994 compared to 1993 primarily due to the increased net selling prices. During the second quarter of 1994, depreciation expense increased as a result of the start-up of a new paper machine at the Muskogee mill late in the first quarter of 1994. Wastepaper and other raw material costs also increased slightly late in the second quarter of 1994 and are expected to increase further during the second half of 1994 due to tightening demand conditions. For the first six months of 1994, consolidated gross margins decreased to 32.8% from 33.5% in 1993. Domestic tissue gross margins remained flat for the first six months of 1994 compared to 1993 as the effects of the higher net selling prices were offset by higher unit manufacturing costs attributable to the underabsorption of fixed costs resulting from lower converting volume. Higher depreciation expense and higher repair material costs also affected gross margins during this period. Gross margins of international operations declined in both the second quarter and first six months of 1994 compared to 1993 principally due to the lower net selling prices. International gross margins increased from the first to the second quarters of 1994 due to cost reduction initiatives in spite of lower net selling prices.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, as a percent of net sales, increased to 8.8% and 9.2% for the second quarter and first six months of 1994 compared to 8.5% and 8.7% for the second quarter and first six months of 1993, respectively. The increases occurred principally due to the effects of lower sales volume.

     Amortization of Goodwill. As a result of the goodwill write-off in the third quarter of 1993, there was no amortization of goodwill in the second quarter and first six months of 1994 compared to $14 million and $28 million in the second quarter and first six months of 1993, respectively.

     Operating Income. Operating income increased to $79 million and $139 million for the second quarter and first six months of 1994 from $61 million and $117 million for the second quarter and first six months of 1993, respectively. The depreciation of asset write-ups to fair market value in purchase accounting is charged against the Company's cost of sales and selling, general and administrative expenses. Excluding this purchase accounting depreciation and amortization of goodwill, adjusted operating income (as reported in the preceding table) increased to $82 million for the second quarter of 1994 from $79 million for the second quarter of 1993 principally due to the effects of higher domestic net selling prices. Adjusted operating income decreased to $145 million for the first six months of 1994 from $152 million for the first six months of 1993 principally due to


                                       - 9 -
the effects of lower domestic sales volume and lower net selling prices of international operations.

     EBDIAT. Earnings before depreciation, interest, amortization and taxes ("EBDIAT") increased 5.6% to $103 million for the second quarter of 1994 from $97 million for the second quarter of 1993. For the first six months of 1994, EBDIAT decreased 1.6% to $185 million from $188 million in the first six months of 1993. EBDIAT is reported by the Company, not as a measure of operating results, but rather as a measure of the Company's debt service ability. Certain financial and other restrictive covenants in the Company's Bank Credit Agreement, the Senior Secured Note Agreement and other instruments governing the Company's indebtedness are based on the Company's EBDIAT, subject to certain adjustments.

     Income Taxes. The income tax credits for 1994 and 1993 principally reflect the reversal of previously provided deferred income taxes.

     Extraordinary Loss. The Company's net loss in the first six months of 1994 was increased by an extraordinary loss of $28 million (net of income taxes of $15 million) representing the redemption premiums on the repurchases of all the Company's remaining 12 3/8% Notes at the redemption price of 105% of the principal amount thereof and of $238 million of 12 5/8% Debentures at the redemption price of 105% of the principal amount thereof on March 11, 1994, and the write off of deferred loan costs associated with the repayment of $100 million of the Term Loan on February 10, 1994, and the repurchases of the 12 3/8% Notes and the 12 5/8% Debentures. The Company's net loss in the first six months of 1993 was increased by an extraordinary loss of $10 million (net of income taxes of $6 million) representing the write off of deferred loan costs associated with the repayment of $250 million of Term Loan on March 23, 1993 and the repurchase of all the Company's 14-5/8% Debentures on April 21, 1993.

     Net Loss. For the second quarter and first six months of 1994, the Company's net loss decreased to $2 million and $45 million compared to $24 million and $60 million for the second quarter and first six months of 1993, respectively.

FINANCIAL CONDITION

     For the first six months of 1994, cash increased $557,000. Capital additions of $51 million and debt repayments of $702 million, including the repayment of $100 million of the Term Loan and the repurchases of all the 12 3/8% Notes and of $238 million of the 12 5/8% Debentures, were funded by cash provided by operations of $22 million, net proceeds of the sale of 8 1/4% Senior Notes and 9% Senior Subordinated Notes of $728 million and net Revolving Credit Facility borrowings of $3 million.

     Receivables increased $21 million during the first six months of 1994 due principally to a seasonal increase in net sales during the second quarter of 1994 and higher domestic net selling prices. Accounts payable declined $14 million during this period due to payments of Muskogee mill expansion liabilities and the liability for interest payable increased $12 million due to the accrual of interest to semiannual payment dates. Other current liabilities declined $10 million during this period due to payment of annual employee bonuses and profit sharing contributions and other annual payments to customers. As a result of all these changes and the repayment of $100 million of the $107 million scheduled 1994 Term Loan payment from the proceeds of the 1994 Notes (described below), net working capital increased to $43 million at June 30, 1994 from a deficit of $92 million at December 31, 1993.



                                      - 10 -
     Cash provided from operations declined in the first six months of 1994 compared to 1993 principally due to increased interest payments resulting from the 1993 repurchases of all the 14 5/8% Debentures (which accrued interest in kind) from the proceeds of the 1993 Notes (which accrue interest in cash), the acceleration of interest payments resulting from the 1994 debt repurchases from the proceeds of the 1994 Notes, and higher floating interest rates. Cash provided from operations was further impacted by the increase in receivables and decreases in accounts payable and other current liabilities, and lower EBDIAT.

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

     In connection with the sale of the 1994 Notes, the Company amended the Bank Credit Agreement, the 1993 Term Loan Agreement and the Senior Secured Note Agreement. Among other changes, the amendments reduced the required ratio of earnings before non-cash charges, interest and taxes to cash interest for the four fiscal quarters ending March 31, 1994, to 1.40 to 1.00 from 1.50 to 1.00.

     The Company incurred an extraordinary loss of $28 million (net of income tax credits of $15 million) in the first quarter of 1994 representing the redemption premiums on the repurchases of the 12 3/8% Notes and the 12 5/8% Debentures, and the write off of deferred loan costs associated with the repayment of the $100 million of the Term Loan and the repurchases of the 12 3/8% Notes and the 12 5/8% Debentures.

     The Company believes that cash provided from operations and access to debt financing in the public and private markets will be sufficient to enable it to fund maintenance and modernization capital expenditures and meet its debt service requirements for the foreseeable future. However, in the absence of improved financial results, the Company may be required to seek a waiver of the cash interest coverage covenant under the Bank Credit Agreement, the 1993 Term Loan Agreement and the Senior Secured Note Agreement as early as the fourth quarter of 1994, because the Company's 14 1/8% Debentures will accrue interest in cash commencing on November 1, 1994 and will require payments of interest in cash on May 1, 1995. Although the Company believes that it will be able to obtain appropriate waivers from its lenders, there can be no assurance that this will be the case.

     The Company has a Revolving Credit Facility under the Company's Bank Credit Agreement with a final maturity of December 31, 1996, which may be used for general corporate purposes. At June 30, 1994, the Company had $104 million in available capacity under the Revolving Credit Facility.

                          PART II.  OTHER INFORMATION

1.   LEGAL PROCEEDINGS

     On June 20, 1994, the United States Department of Interior, Fish and Wildlife Service ("FWS"), a federal natural resources trustee, informed the Company that it has identified the Company and four other companies with facilities located along the Fox River in northeast Wisconsin as potentially responsible parties for purposes of natural resource liability under the Comprehensive Environmental Response, Compensation and Liability Act and the Federal Water Pollution Control Act arising from alleged releases of hazardous substances to the Fox River and Green Bay system. The FWS alleges that natural resources including endangered species, fish, birds and tribal lands or lands held by the United States in trust for various tribes have been exposed to PCBs (polychlorinated biphenyls) that were released from facilities located along a 38 mile segment of the Fox River. The FWS has stated that it intends to undertake an assessment to determine and quantify the nature and extent of injury to natural resources. The FWS has invited the Company and the four other companies to participate in the development of the type and scope of the assessment and in the performance of the assessment, pursuant to federal regulations. It is anticipated that the assessment will require considerable time to complete. It is not possible at this time to estimate the Company's potential liability in the matter. Based upon all of the information available, the Company is presently unable to estimate the financial impact of any future remediation or natural resource damages liability but cannot conclude that such impact would not be material.

2.   CHANGES IN SECURITIES

     None

3.   DEFAULTS UPON SENIOR SECURITIES

     None

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

5.   OTHER INFORMATION

     None

6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits:  None

     b) No reports on Form 8-K were filed by the Company for the quarter for which this report is filed.

                            FORT HOWARD CORPORATION

                                  SIGNATURES




Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    FORT HOWARD CORPORATION

                                    Registrant



August 11, 1994                      /s/ Kathleen J. Hempel
                                   ----------------------------------------
                                   Kathleen J. Hempel, Vice Chairman and
                                   Chief Financial Officer




August 11, 1994                      /s/ James W. Nellen II
                                    ---------------------------------------
                                    James W. Nellen II, Vice President
                                    and Secretary




August 11, 1994                      /s/ Charles L. Szews
                                    ---------------------------------------
                                    Charles L. Szews
                                    Controller (Principal
                                    Accounting Officer)