Form 10-Q
period 1994-09-30
FORT HOWARD CORP
filed 1994-11-14
CIK 38195

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC   20549

                                   FORM 10-Q

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      September 30, 1994      OR


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

                     Yes     [X]          No     [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                     Outstanding at October 31, 1994
                -----                     -------------------------------
Voting Common Stock, par value $.01                      5,861,730
  per share








                        PART I.  FINANCIAL INFORMATION

                            FORT HOWARD CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                         Three Months Ended      Nine Months Ended
                                           September 30,            September 30,
                                         ------------------     ------------------
                                          1994        1993      1994         1993
                                          ----        ----      ----         ----
                                            (In thousands, except per share data)
Net sales...........................   $340,068  $   308,611  $930,697  $   895,768
Cost of sales.......................    227,338      199,786   624,399      590,147
                                       --------  -----------  --------  -----------
Gross income........................    112,730      108,825   306,298      305,621

Selling, general and administrative.     27,546       19,508    82,092       70,707
Amortization of goodwill............         --       14,191        --       42,576
Goodwill write-off..................         --    1,980,427        --    1,980,427
                                       --------  -----------  --------  -----------
Operating income (loss).............     85,184   (1,905,301)  224,206   (1,788,089)
Interest expense....................     84,209       84,845   251,562      259,157
Other (income) expense, net.........        (87)      (5,471)      215       (5,475)
                                       --------  -----------  --------  -----------
Income (loss) before taxes..........      1,062   (1,984,675)  (27,571)  (2,041,771)
Income taxes (credit)...............        772        1,585   (10,640)      (5,483)
                                       --------  -----------  --------  -----------
Income (loss) before extraordinary
  item..............................        290   (1,986,260)  (16,931)  (2,036,288)

Extraordinary item -- losses on
  debt repurchases (net of income
  taxes of $14,731 in 1994 and
  $5,982 in 1993)...................         --           --   (28,170)      (9,760)
                                       --------  -----------  --------  -----------

Net income (loss)...................   $    290  $(1,986,260) $(45,101) $(2,046,048)
                                       ========  ===========  ========  ===========

Earnings (loss) per common share:
  Net income (loss) before
    extraordinary item..............   $   0.05  $   (338.80) $  (2.89) $   (347.33)
  Extraordinary item................         --           --     (4.80)       (1.67)
                                       --------  -----------  --------  -----------
  Net income (loss).................   $   0.05  $   (338.80) $  (7.69) $   (349.00)
                                       ========  ===========  ========  ===========

Average shares outstanding..........      5,862        5,863     5,862        5,863
                                       ========  ===========  ========  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            FORT HOWARD CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                               September 30,   December 31,
                                                   1994            1993
                                               -------------   ------------
                                                      (In thousands)
Assets
  Current assets:
    Cash and cash equivalents...............    $      637       $      227
    Receivables, less allowances of $1,923
      in 1994 and $2,366 in 1993............       132,731          105,834
    Inventories.............................       123,891          118,269
    Deferred income taxes...................        14,000           14,000
    Income taxes receivable.................         5,600            9,500
                                                ----------       ----------
      Total current assets..................       276,859          247,830

  Property, plant and equipment.............     1,917,811        1,845,052
    Less:  Accumulated depreciation.........       588,009          516,938
                                                ----------       ----------
      Net property, plant and equipment.....     1,329,802        1,328,114

  Other assets..............................        71,675           73,843
                                                ----------       ----------
      Total assets..........................    $1,678,336       $1,649,787
                                                ==========       ==========
Liabilities and Shareholders' Equity (Deficit)
  Current liabilities:
    Accounts payable........................    $  102,751       $  101,665
    Interest payable........................        35,084           54,854
    Income taxes payable....................        12,137              122
    Other current liabilities...............        66,326           70,138
    Current portion of long-term debt.......        15,474          112,750
                                                ----------       ----------
      Total current liabilities.............       231,772          339,529

  Long-term debt............................     3,322,482        3,109,838
  Deferred and other long-term income taxes        211,817          243,437
  Other liabilities.........................        23,438           26,088
  Voting Common Stock with put right........        11,711           11,820

  Shareholders' equity (deficit):
    Voting Common Stock.....................       600,471          600,459
    Cumulative translation adjustment.......        (1,961)          (5,091)
    Retained earnings (deficit).............    (2,721,394)      (2,676,293)
                                                ----------       ----------
      Total shareholders' equity (deficit)..    (2,122,884)      (2,080,925)
                                                ----------       ----------
      Total liabilities and shareholders'
        equity (deficit)....................    $1,678,336       $1,649,787
                                                ==========       ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.




                                    - 3 -


                           FORT HOWARD CORPORATION

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                               ------------------
                                                               1994          1993
                                                               ----          ----
                                                                 (In thousands)
Cash provided from (used for) operations:
  Net loss.............................................     $(45,101)   $(2,046,048)
  Depreciation and amortization........................       69,786        105,469
  Goodwill write-off...................................           --      1,980,427
  Employee stock compensation..........................           --         (7,832)
  Non-cash interest expense............................       64,759         80,109
  Deferred income tax credit...........................      (19,698)       (12,360)
  Pre-tax loss on debt repurchases.....................       42,901         15,742
  Increase in receivables..............................      (26,897)       (19,798)
  Increase in inventories..............................       (5,622)        (3,113)
  (Increase) decrease in income taxes receivable.......        3,900         (2,500)
  Increase (decrease) in accounts payable..............        1,086        (14,471)
  Increase (decrease) in interest payable..............      (19,770)        29,139
  Increase in income taxes payable.....................          776          1,077
  All other, net.......................................       (8,418)         8,577
                                                            --------    -----------
    Net cash provided from operations..................       57,702        114,418

Cash used for investment activity--
  Additions to property, plant and equipment...........      (64,674)      (107,384)

Cash provided from (used for) financing activities:
  Proceeds from long-term borrowings...................      750,000        858,090
  Repayment of long-term borrowings....................     (721,034)      (833,565)
  Debt issuance costs..................................      (21,584)       (30,983)
                                                            --------    -----------
    Net cash provided from (used for) financing
      activities.......................................        7,382         (6,458)
                                                            --------    -----------
Increase in cash.......................................          410            576

Cash at beginning of period............................          227            188
                                                            --------    -----------

  Cash at end of period................................     $    637    $       764
                                                            ========    ===========

Supplemental Cash Flow Disclosures:
  Interest paid........................................     $210,091    $   155,504
  Income taxes paid (refunded) - net...................       (8,696)        (2,716)

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           FORT HOWARD CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements reflect all adjustments (consisting only of normally recurring accruals, except for extraordinary items related to debt repurchases described in Note 5 and the goodwill write-off described in Note 4) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Certain reclassifications have been made to conform prior years' data to the current format. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for 1993 and the Company's quarterly reports on Form 10-Q for the quarters ended March 31, 1994 and June 30, 1994.

2.   EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding during the periods. The weighted average number of common shares outstanding for the three and nine month periods ended September 30, 1994 were 5,861,737 and 5,862,135, respectively. The weighted average number of common shares outstanding for the three and nine month periods ended September 30, 1993 were 5,862,635 and 5,862,641, respectively. The assumed exercise of all outstanding stock options has been excluded from the computation of earnings (loss) per share for the three and nine month periods ended September 30, 1994 and 1993 because the results were antidilutive.

3.   INVENTORIES

 Inventories consist of:

                                                September 30,  December 31,
                                                    1994           1993
                                                ------------   ------------
                                                     (In thousands)

       Raw materials and supplies                 $ 57,681      $ 61,285
       Finished and partly-finished products        66,210        56,984
                                                  --------      --------
                                                  $123,891      $118,269
                                                  ========      ========

4.   GOODWILL WRITE-OFF

     Low industry operating rates and aggressive competitive activity among tissue producers resulting from the 1991-1992 recession, additions to industry capacity and other factors adversely affected tissue industry operating conditions and the Company's operating results beginning in 1991 and through the third quarter of 1993.

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

5.   LONG-TERM DEBT

     On February 9, 1994, the Company sold $100 million principal amount of 8 1/4% Senior Unsecured Notes due 2002 (the "8 1/4% Notes") and $650 million principal amount of 9% Senior Subordinated Notes due 2006 (the "9% Notes") in a registered public offering (collectively, the "1994 Notes"). Net proceeds from the sale of the 1994 Notes were applied to the repurchase of all the remaining 12 3/8% Notes at the redemption price of 105% of the principal amount thereof, to the repurchase of $238 million of 12 5/8% Debentures at the redemption price of 105% of the principal amount thereof, to the prepayment of $100 million of the Term Loan, to the repayment of a portion of the Company's indebtedness under the Revolving Credit Facility and to the payment of fees and expenses.

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

     The Company incurred an extraordinary loss of $28 million (net of income taxes of $15 million) in the first quarter of 1994 representing the redemption premiums on the repurchases of the 12 3/8% Notes and the 12 5/8% Debentures, and the write-off of deferred loan costs associated with the prepayment of $100 million of the Term Loan and the repurchases of the 12 3/8% Notes and the 12 5/8% Debentures.

     On October 14, 1994, the Company entered into an amendment of its Bank Credit Agreement, 1993 Term Loan Agreement and Senior Secured Note Agreement. Among other things, this amendment adjusted certain financial covenants, including the reduction of the required ratio of earnings before non-cash charges, interest and taxes to cash interest to 1.25 to 1.00 from 1.50 to 1.00 and the increase of the maximum ratio of senior debt to adjusted net worth plus subordinated debt to 0.85 to 1.00 from 0.80 to 1.00 effective for the rolling four quarters ended December 31, 1994 through December 31, 1995. The ratios were adjusted to give effect to the Company's higher aggregate cash interest expense which results from the Company's 14 1/8% Debentures accruing interest in cash commencing on November 1, 1994, with payments of interest in cash commencing on May 1, 1995.

     At September 30, 1994, the available capacity under the Revolving Credit Facility was $120 million.

6.   INCOME TAXES

     In 1992, the Internal Revenue Service ("IRS") issued a statutory notice of deficiency (the "Notice") to the Company for additional income tax due for the 1988 tax year. In the Notice, the IRS disallowed deductions for its 1988 tax year for fees and expenses, other than interest, related to the 1988 debt financing and refinancing transactions. In disallowing these deductions, the IRS relied on Internal Revenue Code (the "Code") Section 162(k) (which denies deductions for otherwise deductible amounts paid or incurred in connection with stock redemptions). The Company had deducted a portion of the disallowed fees and expenses in 1988 and has been deducting the balance of the fees and expenses over the terms of the 1988 long-term debt financing and refinancing. Following receipt of the Notice, the Company filed a petition in the U.S. Tax Court contesting the deficiency. In August 1994, the U.S. Tax Court issued its opinion in which it essentially adopted the interpretation of Code Section 162(k) advanced by the IRS and disallowed the deductions claimed by the Company. At present, the U.S. Tax Court is preparing an order in which it will determine the amount of tax deficiency owed by the Company as a result of the court's decision. The Company intends to appeal the U.S. Tax Court decision to the U.S. Court of Appeals for the Seventh Circuit. If the decision of the U.S. Tax Court is ultimately sustained, the Company estimates that the potential amount of additional taxes due on account of such disallowance for the period 1988 through 1994 would be approximately
$39 million and for the period after 1994 (assuming current statutory tax rates) would be approximately $4 million, in each case exclusive of interest. In anticipation of its appeal, the Company has paid to the IRS additional tax of approximately $5 million potentially due for its 1988 tax year pursuant to the U.S. Tax Court opinion along with $4 million for the interest accrued on such additional taxes. While the Company is unable to predict the final result of its appeal of the U.S. Tax Court decision with certainty, it has accrued for the potential tax liability as well as for the interest charges thereon for the period 1988 through 1994 and thus the Company believes that the ultimate resolution of this case will not have a material adverse effect on the Company's financial condition or on its results of operations.

     During the third quarter of 1994, the Company reclassified $11 million from the liability for other long-term income taxes to the liability for current income taxes principally to reflect the payments totalling $9 million made to the IRS in October 1994.

7.   STOCK OPTIONS

     The Company amortizes the excess of the fair market value of its common stock over the strike price of options granted to employees over the period the options vest. Due to the effects of adverse tissue industry operating conditions on its long-term earnings forecast as of September 30, 1993, the Company decreased the estimated fair market valuation of its common stock and, as a result, reversed all previously accrued employee stock compensation expense in the third quarter of 1993. The reversal of the accrued employee stock compensation resulted in credits to operations of $8,420,000 and $7,832,000 for the third quarter and first nine months of 1993, respectively.

8.   COMMITMENTS AND CONTINGENCIES

     In March 1990, the Company began a remedial investigation of its Green Bay, Wisconsin landfill. The investigation was conducted under the oversight of the U.S. Environmental Protection Agency (the "U.S. EPA") under authority granted to the agency by CERCLA. A Preliminary Health Assessment released by the United States Department of Health and Human Services in January 1992 reported that the Company's Green Bay landfill does not pose any apparent public health hazard. In April 1994, the Company forwarded its final Remedial Investigation Report (the "RI Report") for the landfill to the
U.S. EPA for its review. The RI Report concluded, among other things, that no further remedial action is required at the landfill other than the continued operation of the currently in-place control systems and operating practices. In September 1994, after consultation with the Wisconsin Department of Natural Resources and the Oneida Tribe of Indians of Wisconsin (a neighboring business entity), the U.S. EPA formally notified the Company that the RI Report had been accepted, that no further action was required by the Company and that the investigation was concluded.

                           FORT HOWARD CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Third Quarter and First Nine Months of 1994 Compared to 1993

                               Three Months Ended       Nine Months Ended
                                 September 30,            September 30,
                               ------------------       -----------------
                                1994        1993         1994        1993
                                ----        ----         ----        ----
                                   (In thousands, except percentages)
Net sales:
  Domestic tissue............ $278,427  $   261,186    $775,604   $   757,338
  International operations...   33,713       37,670      96,376       109,920
  Other......................   27,928        9,755      58,717        28,510
                              --------  -----------    --------   -----------
  Consolidated............... $340,068  $   308,611    $930,697   $   895,768
                              ========  ===========    ========   ===========
Operating income (loss):
  Domestic tissue............ $ 80,412  $(1,898,288)   $214,820   $(1,788,241)
  International operations...    3,039       (7,495)      5,962        (1,005)
  Other......................    1,733          482       3,424         1,157
                              --------  -----------    --------   -----------
  Consolidated...............   85,184   (1,905,301)    224,206    (1,788,089)
Amortization of purchase
  accounting (1).............    2,893       17,165       8,691        51,518
Goodwill write-off (1).......       --    1,980,427          --     1,980,427
Employee stock compensation..       --       (8,420)         --        (7,832)
                              --------  -----------    --------   -----------
  Adjusted operating income..   88,077       83,871     232,897       236,024
Other depreciation...........   21,114       18,388      61,095        53,951
                              --------  -----------    --------   -----------
  EBDIAT..................... $109,191  $   102,259    $293,992   $   289,975
                              ========  ===========    ========   ===========

Consolidated net income
  (loss)..................... $    290  $(1,986,260)   $(45,101)  $(2,046,048)
                              ========  ===========    ========   ===========
EBDIAT as a percent of
  net sales..................     32.1%        33.1%       31.6%         32.4%

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

     Net Sales. Consolidated net sales for the third quarter and first nine months of 1994 increased 10.2% and 3.9% compared to 1993, respectively, due to increases in domestic tissue net sales and significant net sales increases by the Company's wastepaper brokerage subsidiary. Domestic tissue net sales for the third quarter of 1994 increased 6.6% compared to 1993, principally due to higher net selling prices in the commercial market and increased volume in the consumer market offset in part by lower volume in the commercial market. For the first nine months of 1994, domestic tissue net sales increased 2.4% due to higher net selling prices in the commercial and consumer markets and higher volume in the consumer market that were partially offset by volume decreases in the commercial market. The Company's decision to implement net selling price increases in the commercial market during each of the first three quarters of 1993 and to follow with a price increase in the second quarter of 1994 led to the decline in commercial volume during the first nine months of 1994. The Company announced another price increase in the commercial market effective mid-October 1994. Net sales of the Company's international operations decreased 10.5% and 12.3% for the third quarter and first nine months of 1994 compared to 1993, respectively, primarily due to significantly lower net selling prices on flat volume. International net selling prices continued to decline in the third quarter due to product mix changes and continued competitive conditions. Net sales of the Company's wastepaper brokerage subsidiary increased significantly during the third quarter and first nine months of 1994 compared to 1993 reflecting higher net selling prices.

     Gross Income. For the third quarter of 1994, consolidated gross margins decreased to 33.1% from 35.3% in 1993 principally due to the increased proportion of net sales represented by the Company's wastepaper brokerage subsidiary which typically has lower margins than domestic tissue operations and due to the rate of cost increases exceeding the rate of net selling price increases in the domestic tissue operations. During the third quarter of 1994, depreciation expense was higher as a result of the start-up of a new paper machine at the Muskogee mill late in the first quarter of 1994. Wastepaper costs began to increase sharply in the third quarter of 1994 and are expected to increase further during the fourth quarter of 1994 due to increased demand for those wastepaper grades used by the Company. For the first nine months of 1994, consolidated gross margins decreased to 32.9% from 34.1% in 1993 principally due to the increased proportion of net sales represented by the Company's wastepaper brokerage subsidiary. In addition, in the domestic tissue operations the effects of the higher net selling prices were offset by higher unit manufacturing costs attributable to the underabsorption of fixed costs primarily resulting from lower converting volume. Higher wastepaper and other raw material costs, depreciation expense and repair material costs also affected domestic tissue gross margins during this period. Gross margins of international operations declined in both the third quarter and first nine months of 1994 compared to 1993 principally due to the lower net selling prices. International gross margins increased from the second to the third quarters of 1994 due to cost reduction initiatives in spite of lower net selling prices.

     Selling, General and Administrative Expenses. In the third quarter of 1993, the Company reversed all previously accrued employee stock compensation expense resulting in a reduction of selling, general and administrative expenses of $8.4 million and $7.8 million for the third quarter and first nine months of 1993, respectively. Excluding the effects of the reversal, selling, general and administrative expenses, as a percentage of net sales, were 9.0% and 8.8% for the third quarter and first nine months of 1993, compared to 8.1%



                                    - 10 -
and 8.8% for the third quarter and first nine months of 1994, respectively. The decrease in the third quarter of 1994 compared to 1993 results principally from the increased proportion of net sales represented by the Company's wastepaper brokerage subsidiary and, to a lesser degree, due to cost containment.

     Amortization of Goodwill. As a result of the goodwill write-off in the third quarter of 1993, there was no amortization of goodwill in the third quarter and first nine months of 1994 compared to $14 million and $43 million in the third quarter and first nine months of 1993, respectively.

     Operating Income (Loss). Operating income increased to $85 million and $224 million for the third quarter and first nine months of 1994, respectively, compared to operating losses of $1,905 million and $1,788 million for the third quarter and first nine months of 1993, respectively. The operating losses in 1993 resulted entirely from the goodwill write-off in the third quarter of 1993. The depreciation of asset write-ups to fair market value in purchase accounting is charged against the Company's cost of sales and selling, general and administrative expenses. Excluding this purchase accounting depreciation, amortization of goodwill, the goodwill write-off and the reversal of employee stock compensation, adjusted operating income (as reported in the preceding table) was $88 million and $233 million for the third quarter and first nine months of 1994 compared to $84 million and $236 million for the third quarter and first nine months of 1993, respectively. Adjusted operating income increased in the third quarter of 1994 compared to 1993 principally due to the effects of higher domestic net selling prices. For the first nine months of 1994, adjusted operating income was down slightly compared to 1993 because volume decreases and higher depreciation expense in 1994 offset the price increases achieved during 1994.

     EBDIAT. Earnings before depreciation, interest, amortization and taxes ("EBDIAT") increased to $109 million and $294 million for the third quarter and first nine months of 1994 from $102 million and $290 million for the third quarter and first nine months of 1993, respectively. EBDIAT is reported by the Company as a measure of the Company's debt service ability. Certain financial and other restrictive covenants in the Company's Bank Credit Agreement, the Senior Secured Note Agreement and other instruments governing the Company's indebtedness are based on the Company's EBDIAT, subject to certain adjustments.

     Other Income, Net. During the third quarter of 1993, the Company sold its remaining equity interest in Sweetheart Holdings Inc. ("Sweetheart") for $5.1 million recognizing a gain of the same amount. The Company had previously reduced the carrying value of its investment in Sweetheart to zero in 1991.

     Income Taxes. The income tax credits for the nine month periods ended September 30, 1994 and 1993 principally reflect the reversal of previously provided deferred income taxes.

     Extraordinary Loss. The Company's net loss in the first nine months of 1994 was increased by an extraordinary loss of $28 million (net of income taxes of $15 million) representing the redemption premiums on the repurchases of all the Company's remaining 12 3/8% Notes at the redemption price of 105% of the principal amount thereof and of $238 million of 12 5/8% Debentures at the redemption price of 105% of the principal amount thereof on March 11, 1994, and the write off of deferred loan costs associated with the prepayment


                                    - 11 -
of $100 million of the Term Loan on February 10, 1994, and the repurchases of the 12 3/8% Notes and the 12 5/8% Debentures. The Company's net loss in the first nine months of 1993 was increased by an extraordinary loss of $10 million (net of income taxes of $6 million) representing the write-off of deferred loan costs associated with the repayment of $250 million of the Term Loan on March 23, 1993, and the repurchase of all outstanding 14-5/8% Debentures on April 21, 1993.

     Net Loss. For the third quarter of 1994, the Company reported net income of $290,000 compared to a net loss of $1,986 million for the same period in 1993. For the first nine months of 1994, the Company's net loss decreased to $45 million compared to $2,046 million for the first nine months of 1993. The significant net losses in 1993 resulted principally from the goodwill write-off in the third quarter of 1993.

FINANCIAL CONDITION

     For the first nine months of 1994, cash increased $410,000. Capital additions of $65 million and debt repayments of $721 million, including the repayment of $100 million of the Term Loan, the repurchases of all outstanding 12 3/8% Notes and of $238 million of the 12 5/8% Debentures and a reduction in the Revolving Credit Facility, were funded by cash provided from operations of $58 million and net proceeds of the sale of the 1994 Notes of $728 million (described below).

     Receivables increased $27 million during the first nine months of 1994 due principally to a seasonal increase in net sales and higher net selling prices in the domestic tissue and wastepaper brokerage operations. The Company increased inventories by $6 million principally to improve service levels. The liability for interest payable decreased $20 million due to the timing of the quarter end relative to semiannual interest payment dates. The liability for current income taxes increased $12 million principally due to an $11 million reclassification from the liability for other long-term income taxes principally to reflect payments totalling $9 million made in October 1994 to the IRS in anticipation of an appeal of a U.S. Tax Court decision related to the Company's 1988 tax year. As a result of all these changes and the repayment of $100 million of the $107 million scheduled 1994 payment on its Term Loan from the net proceeds of the 1994 Notes (described below), net working capital increased to $45 million at September 30, 1994, from a deficit of $92 million at December 31, 1993.

     Cash provided from operations declined in the first nine months of 1994 compared to 1993 principally due to increased interest payments resulting from the 1993 repurchases of all outstanding 14 5/8% Debentures (which accrued interest in kind) from the net proceeds of the sale of the 1993 Notes (which accrue interest in cash), the acceleration of interest payments resulting from the 1994 debt repurchases from the net proceeds of the 1994 Notes, and higher floating interest rates. Cash provided from operations was further impacted by the increases in receivables and inventories.

     On February 9, 1994, the Company sold $100 million principal amount of 8 1/4% Senior Unsecured Notes due 2002 (the "8 1/4% Notes") and $650 million principal amount of 9% Senior Subordinated Notes due 2006 (the "9% Notes") in a registered public offering (collectively, the "1994 Notes"). Net proceeds from the sale of the 1994 Notes were applied to the repurchase of all the remaining 12 3/8% Notes at the redemption price of 105% of the principal amount thereof, to the repurchase of $238 million of 12 5/8% Debentures at the



                                    - 12 -
redemption price of 105% of the principal amount thereof, to the prepayment of $100 million of the Term Loan, to the repayment of a portion of the Company's indebtedness under the Revolving Credit Facility and to the payment of fees and expenses.

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

     In connection with the sale of the 1994 Notes, the Company amended the Bank Credit Agreement, the 1993 Term Loan Agreement and the Senior Secured Note Agreement. Among other changes, the amendments reduced the required ratio of earnings before non-cash charges, interest and taxes to cash interest for the four quarters ending March 31, 1994, to 1.40 to 1.00 from 1.50 to 1.00.

     The Company incurred an extraordinary loss of $28 million (net of income tax credits of $15 million) in the first quarter of 1994 representing the redemption premiums on the repurchases of the 12 3/8% Notes and the 12 5/8% Debentures, and the write off of deferred loan costs associated with the prepayment of $100 million of the Term Loan and the repurchases of the 12 3/8% Notes and the 12 5/8% Debentures.

     On October 14, 1994, the Company entered into an amendment of its Bank Credit Agreement, 1993 Term Loan Agreement and Senior Secured Note Agreement. Among other things, this amendment adjusted certain financial covenants, including the reduction of the required ratio of earnings before non-cash charges, interest and taxes to cash interest to 1.25 to 1.00 from 1.50 to 1.00 and the increase of the maximum ratio of senior debt to adjusted net worth plus subordinated debt to 0.85 to 1.00 from 0.80 to 1.00 effective for the rolling four quarters ended December 31, 1994 through December 31, 1995. The ratios were adjusted to give effect to the Company's higher aggregate cash interest expense which results from the Company's 14 1/8% Debentures accruing interest in cash commencing on November 1, 1994, with payments of interest in cash commencing on May 1, 1995.

     The Company has a Revolving Credit Facility under the Company's Bank Credit Agreement with a final maturity of December 31, 1996, which may be used for general corporate purposes. At September 30, 1994, the Company had $120 million in available capacity under the Revolving Credit Facility.
















                                    - 13 -


                            PART II.  OTHER INFORMATION

1.   LEGAL PROCEEDINGS

     In March 1990, the Company began a remedial investigation of its Green Bay, Wisconsin landfill. The investigation was conducted under the oversight of the U.S. Environmental Protection Agency (the "U.S. EPA") under authority granted to the agency by CERCLA. A Preliminary Health Assessment released by the United States Department of Health and Human Services in January 1992 reported that the Company's Green Bay landfill does not pose any apparent public health hazard. In April 1994, the Company forwarded its final Remedial Investigation Report (the "RI Report") for the landfill to the
U.S. EPA for its review. The RI Report concluded, among other things, that no further remedial action is required at the landfill other than the continued operation of the currently in-place control systems and operating practices. In September 1994, after consultation with the Wisconsin Department of Natural Resources and the Oneida Tribe of Indians of Wisconsin (a neighboring business entity), the U.S. EPA formally notified the Company that the RI Report had been accepted, that no further action was required by the Company and that the investigation was concluded.

     On July 15, 1992, Region V of the U.S. EPA issued a Finding of Violation to the Company concerning the No. 8 boiler at its Green Bay, Wisconsin mill. The Finding alleged violation of regulations issued by the U.S. EPA under the Clean Air Act relating to New Source Performance Standards for Fossil-Fuel-Fired Steam Generators. The No. 8 boiler was placed in service in 1975. On October 5, 1994, the Company and the U.S. EPA, with concurrence from the U.S. Department of Justice, reached an agreement in principle, which is subject to court approval, whereby the Company, without admitting any wrongdoing, has agreed to make certain modifications to the boiler. The modifications will limit the boiler's physical capacity to operate above the level specified in the alleged relevant New Source Performance Standards.
The physical modifications, which require capital expenditures of approximately $40,000, will not affect the utility of the No. 8 boiler. In addition, the Company has agreed to pay a forfeiture of $350,000.

     In 1992, the Internal Revenue Service ("IRS") issued a statutory notice of deficiency (the "Notice") to the Company for additional income tax due for the 1988 tax year. In the Notice, the IRS disallowed deductions for its 1988 tax year for fees and expenses, other than interest, related to the 1988 debt financing and refinancing transactions. In disallowing these deductions, the IRS relied on Internal Revenue Code (the "Code") Section 162(k) (which denies deductions for otherwise deductible amounts paid or incurred in connection with stock redemptions). The Company had deducted a portion of the disallowed fees and expenses in 1988 and has been deducting the balance of the fees and expenses over the terms of the 1988 long-term debt financing and refinancing. Following receipt of the Notice, the Company filed a petition in the U.S. Tax Court contesting the deficiency. In August 1994, the U.S. Tax Court issued its opinion in which it essentially adopted the interpretation of Code Section 162(k) advanced by the IRS and disallowed the deductions claimed by the Company. At present, the U.S. Tax Court is preparing an order in which it will determine the amount of tax deficiency owed by the Company as a result of the court's decision. The Company intends to appeal the U.S. Tax Court decision to the U.S. Court of Appeals for the Seventh Circuit. If the decision of the U.S. Tax Court is ultimately sustained, the Company estimates that the potential amount of additional taxes due on account of such disallowance for the period 1988 through 1994 would be approximately



                                    - 14 -
$39 million and for the period after 1994 (assuming current statutory tax rates) would be approximately $4 million, in each case exclusive of interest. In anticipation of its appeal, the Company has paid to the IRS additional tax of approximately $5 million potentially due for its 1988 tax year pursuant to the U.S. Tax Court opinion along with $4 million for the interest accrued on such additional taxes. While the Company is unable to predict the final result of its appeal of the U.S. Tax Court decision with certainty, it has accrued for the potential tax liability as well as for the interest charges thereon for the period 1988 through 1994 and thus the Company believes that the ultimate resolution of this case will not have a material adverse effect on the Company's financial condition or on its results of operations.

2.   CHANGES IN SECURITIES

     None

3.   DEFAULTS UPON SENIOR SECURITIES

     None

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

5.   OTHER INFORMATION

     None

6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits:

         Exhibit No.                      Description

             4 Amendment No. 10 to Amended and Restated Credit Agreement, Amendment No. 4 to the Note Purchase Agreement and Amendment No. 2 to Credit Agreement dated as of October 14, 1994

            27 Financial Data Schedule for the nine months ended September 30, 1994.

     b)  A Form 8-K dated August 24, 1994 was filed reporting under
         Item 5. Other Events, the U.S. Tax Court decision in the
         Company's 1988 tax case.

                            FORT HOWARD CORPORATION

                                  SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.




                                    FORT HOWARD CORPORATION
                                    Registrant



November 10, 1994                   /s/ Kathleen J. Hempel
                                    ---------------------------------------
                                    Kathleen J. Hempel, Vice Chairman and
                                    Chief Financial Officer
                                    (Principal Financial Officer)




November 10, 1994                   /s/ James W. Nellen II
                                    ---------------------------------------
                                    James W. Nellen II, Vice President
                                    and Secretary




November 10, 1994                   /s/ Charles L. Szews
                                    ---------------------------------------
                                    Charles L. Szews, Vice President
                                    and Controller
                                    (Principal Accounting Officer)

                               INDEX TO EXHIBITS




         Exhibit No.                      Description

             4 Amendment No. 10 to Amended and Restated Credit Agreement, Amendment No. 4 to the Note Purchase Agreement and Amendment No. 2 to Credit Agreement dated as of October 14, 1994

            27 Financial Data Schedule for the nine months ended September 30, 1994.