Form 10-K
FORT HOWARD CORP
filed 1995-03-30
CIK 38195

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC   20549

                                 FORM 10-K

(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1994 OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the transition period from                      to

                 Commission file number:       20473

                          FORT HOWARD CORPORATION

           (Exact name of registrant as specified in its charter)

            Delaware                                        39-1090992
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)

           1919 South Broadway, Green Bay, Wisconsin      54304
           (Address of principal executive offices)    (Zip Code)

Registrant's telephone number including area code:       414/435-8821

Securities registered pursuant to Section 12(b) of the Act:       None

Securities registered pursuant to Section 12(g) of the Act:

                             Title of each class
                             -------------------
                          Common Stock $.01 par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.     [Not Applicable]     The registrant did not have a class
of equity securities during the reporting period registered pursuant to
Section 12 of the Securities Exchange Act of 1934.

The aggregate market value of voting stock held by nonaffiliates of the Registrant, based on the closing bid price reported by the Nasdaq National Market on March 17, 1995, was $494.3 million.

As of March 17, 1995 63,101,239 shares of $.01 par value Voting Common Stock were outstanding.


                                      PART I

ITEM 1.  BUSINESS

GENERAL

     Fort Howard Corporation (the "Company"), founded in 1919, is a leading manufacturer, converter and marketer of sanitary tissue products, including specialty dry form products, in the United States and the United Kingdom. Its principal products, which are sold in the commercial (away-from-home) and consumer (at-home) markets, include paper towels, bath tissue, table napkins, wipers and boxed facial tissue manufactured from virtually 100% recycled fibers. The Company produces and ships its products from manufacturing facilities located in Wisconsin, Oklahoma, Georgia and the United Kingdom.

     The Company believes that it is the leading producer of tissue products in the domestic commercial market with a 26% market share and has focused two-thirds of its capacity on this faster growing segment of the tissue market. In the domestic consumer market, where the Company has a 9% market share, its principal brands include Mardi Gras printed napkins (which hold the leading domestic market position) and paper towels, Soft 'N Gentle bath and facial tissue, So-Dri paper towels, Page paper towels, bath tissue and table napkins, and Green Forest, the leading domestic line of environmentally positioned, recycled tissue paper products. Fort Howard also manufactures and distributes its products in the United Kingdom where it currently has the fourth largest market share primarily in the consumer segment of the market.

     From 1984 to 1994, the Company has doubled its production capacity by constructing world-class, integrated, regional tissue mills which utilize the Company's proprietary de-inking technology to produce quality tissue from a broad range of wastepaper grades. These mills enable the Company to produce low cost, quality tissue products because they: (i) include state-of-the-art wastepaper de-inking and processing systems that process relatively low grades of wastepaper to produce low cost fiber for making tissue paper; (ii) contain eight of the eleven largest (270-inch) tissue paper machines in the world, which significantly increase labor productivity; (iii) are geographically located to minimize distribution costs; (iv) generate their own steam and electrical power and (v) manufacture certain of their own process chemicals and converting materials.


THE RECAPITALIZATION

     On March 16, 1995 (the "Closing Date"), the Company completed the initial components of a recapitalization plan (the "Recapitalization") to prepay or redeem a substantial portion of its indebtedness in order to reduce the level and overall cost of its debt, extend certain maturities, increase shareholders' equity and enhance its access to capital markets.

     The Recapitalization includes the following components:

     (1) The offer and sale by the Company on the Closing Date of 25,000,000 shares of Common Stock at $12 per share in the United States and internationally (the "Offering");




                                    - 2 -
     (2) Entering into a bank credit agreement (the "New Bank Credit Agreement") consisting of a $300 million revolving credit facility (the "1995 Revolving Credit Facility"), an $810 million term loan (the "1995 Term Loan A") and a $330 million term loan (the "1995 Term Loan B" and, together with the 1995 Term Loan A, the "New Term Loans"); and entering into a receivables credit agreement consisting of a $60 million term loan (the "1995 Receivables Facility");

     (3) The application on the Closing Date of the net proceeds of the Offering, together with borrowings under the New Term Loans and the 1995 Receivables Facility, to prepay or redeem all of the Company's indebtedness outstanding under (a) the Company's Amended and Restated Credit Agreement, dated as of October 24, 1988, as amended (the "1988 Bank Credit Agreement"),
(b) the Company's term loan agreement dated as of March 22, 1993 (the "1993 Term Loan Agreement;" the borrowings under the New Term Loans and the 1995 Receivables Facility and the prepayment of the 1988 Bank Credit Agreement and the 1993 Term Loan Agreement with such borrowings are collectively referred to as the "Bank Refinancing") and (c) all of the then outstanding Senior Secured Floating Rate Notes (the "Senior Secured Notes") due 1997 through 2000 (the "Senior Secured Note Redemption"); and

     (4) The planned application on April 15, 1995, of borrowings under the New Term Loans, the 1995 Receivables Facility and the 1995 Revolving Credit Facility to redeem (a) all outstanding 14 1/8% Junior Subordinated Discount Debentures (the "14 1/8% Debentures") due 2004 (the "14 1/8% Debenture Redemption") and (b) all outstanding 12 5/8% Subordinated Debentures (the
"12 5/8% Debentures") due 2000 (the "12 5/8% Debenture Redemption"), at 102.5% of the principal amount thereof. The Senior Secured Note Redemption, 12 5/8% Debenture Redemption and 14 1/8% Debenture Redemption are collectively referred to as the "1995 Debt Redemptions."

     The sources and uses of funds required to complete the Recapitalization, assuming that the 1995 Debt Redemptions also occurred on March 15, 1995, are as follows (in millions):
                                                                     AMOUNT
Sources of Funds:                                                    ------
Proceeds of the Offering..........................................  $  300.0
1995 Term Loan A..................................................     810.0
1995 Term Loan B..................................................     330.0
1995 Revolving Credit Facility....................................     209.3
1995 Receivables Facility.........................................      60.0
                                                                    --------
Total Sources of Funds............................................  $1,709.3
                                                                    ========
Uses of Funds:
14 1/8% Debenture Redemption......................................  $  566.9
Senior Secured Note Redemption....................................     300.0
1988 Revolving Credit Facility Prepayment.........................     300.0
1988 Term Loan Prepayment.........................................     224.5
12 5/8% Debenture Redemption (including 2.5% redemption premium)..     149.5
1993 Term Loan Prepayment.........................................     100.0
Company Transaction Fees and Expenses(a)..........................      68.4
                                                                    --------
Total Uses of Funds...............................................  $1,709.3
                                                                    ========
------------
(a) Includes underwriters' commissions and other transaction fees and expenses of the Recapitalization payable or reimbursable by the Company.

                                    - 3 -

DOMESTIC TISSUE OPERATIONS

Products

     Commercial Products. Fort Howard's commercial tissue products include folded and roll towels, bath and facial tissue, bulk and dispenser napkins, disposable wipers, specialty printed merchandise and dispensers. Because commercial market manufacturers offer similar product attributes to this value conscious market, competition principally involves value pricing and service.

     The Company constantly strives to grow in new or underdeveloped subsegments of its commercial products business. With the Envision line, made from 100% recycled paper, Fort Howard was the first company to position a line of tissue paper products as made from recycled paper that meet or exceed U.S. Environmental Protection Agency ("U.S. EPA") guidelines for post-consumer wastepaper ("PCW") content of 5% to 40%. The Company believes Envision is the market leader in the rapidly growing environmental segment of the commercial market. Utilizing its advanced deinking technology, Fort Howard set the standard dramatically higher for PCW content in commercial products by increasing the minimum PCW content of its Envision line to 90% or higher and by commissioning an outside audit of its internal controls which are maintained to assure that Envision manufacturing processes yield the stated minimum PCW content.

     In addition, the Company also produces parent rolls for sale to converters in international markets, including Latin America and the Middle East.

     Specialty Dry Form Products. In another growing product area, dry form products (used to make baby wet wipes and a key component in feminine hygiene products), the Company believes it is the largest domestic producer and one of only 13 manufacturers in the world. Dry form production is a process that converts soft, randomly laid fibers made from wood pulp into a sturdy and absorbent pulp web using air instead of water to transfer the pulp. Synthetic bonding agents are then sprayed on the pulp web, creating a sheet of fabric-like paper. Dry form is principally sold in parent roll form to meet rigorous specifications for large consumer product companies which convert it into their branded products. The Company believes that it is the leading marketer of dry form to companies in the domestic private label baby wipe market. The growth rate for this business to date has exceeded the growth rate of the tissue industry as a whole. In addition, the Company converts dry form paper into premium wipers and dinner napkins for the commercial market.

     Consumer Products. Fort Howard's consumer product growth strategy has targeted the branded value and private label segments of the market, where the Company enjoys a competitive advantage as a low cost producer.

     The Company's value branded products such as Mardi Gras, Soft 'N Gentle and Green Forest offer a high level of softness, absorbency and brightness at substantial price savings. The appeal of Mardi Gras napkins and paper towels is enhanced by their multi-color prints with changing patterns and special seasonal designs. The attractiveness of the Mardi Gras designs and its value positioning have enabled the Company to increase the Mardi Gras napkin market share to approximately 14% in 1994, giving the Company the leading consumer napkin share.




                                    - 4 -
     Soft 'N Gentle bath tissue is the Company's largest selling consumer brand. Soft 'N Gentle bath tissue is a quality product that targets retail pricing at 20-25% below premium tissue products. The Company introduced the Green Forest line of bath tissue, paper towels and napkins in 1990 on the 20th anniversary of Earth Day. Environmentally oriented consumers have made the Green Forest line the leading brand in the environmentally positioned segment.

     The Company's Page bath tissue, paper towels and napkins and So-Dri paper towels are targeted to the more price conscious shopper in the economy segment of the consumer market. The retail prices of these products are typically targeted at 25-30% below the premium brands.

     Fort Howard is the leading tissue producer in the growing consumer private label business with an estimated one-third market share in 1994. Many national grocery chains have focused on the development of private label tissue products to support the positioning of the chain with their shoppers as well as to enhance margins. Since 1984, Fort Howard's private label business has tripled and in 1994 represented approximately 40% of Fort Howard's consumer tissue sales. Typically offered on a limited supplier basis, private label products enable the Company to form close relationships with many of the nation's fastest growing, leading grocery chains and mass merchandisers and afford opportunities for Fort Howard's branded products with these same customers.

Marketing

     Approximately two-thirds of the Company's products are sold through paper, institutional food and janitorial distributors into the commercial market, with the balance being principally sold through brokers to major food store chains, wholesale grocers and mass merchandisers for household (or "consumer") use. These products are produced in a broad range of weights, textures, sizes, colors and package configurations providing Fort Howard with distinct advantages as a full-line manufacturer. The Company also creates and prints logos, commercial messages and artistic designs on paper napkins and place mats for commercial customers and party goods and specialty print merchandisers. Most products are sold under Company-owned brand names, with an increasing percentage of products being sold under private labels. In the commercial segment the Company sells its products primarily under the Fort Howard name. Principal brand names of consumer products include
Soft 'N Gentle, Mardi Gras, Green Forest, So-Dri and Page.

     Commercial Market. Fort Howard's commercial sales force of over 200 salaried representatives combines broad geographical reach and frequency of contact with the Company's major commercial customers, including large distributors, national accounts and club warehouses. Because the commercial sales force is dedicated to the sale of the Company's commercial tissue products, the Company's sales representatives are able to devote substantial time to developing end user demand, an important selling point for the Company's distributors.

     The Company is forging a growing number of strategic alliances with customers. The Company believes Fort Howard offers customers a number of important competitive advantages, including: (i) a profitable market growth strategy; (ii) a broad line of tissue paper products that permits distributors to limit the number of suppliers they use, increase inventory turns and profits, and reduce warehouse requirements and (iii) significant end user demand that makes Fort Howard an attractive product line.


                                    - 5 -
     The continued development of the Company's national accounts business in the foodservice, health care, lodging, buildings and industrial subsegments of the commercial market has been an important factor in growing the Company's leading commercial market share. The Company's national accounts sales team focuses on meeting the special requirements of these large customers who prefer to negotiate purchases directly with the Company. Such requirements include, for example, strict sanitary production requirements, the ability to service locations nationwide, EDI capabilities and superior on-time and complete order shipping performance. Certain of these customers, particularly the large, environmentally conscious fast food or other national chains, increasingly require the ability to offer 100% recycled paper products.

     The Company's newly organized club warehouse sales and marketing team focuses on the special requirements of these customers, including unique product specifications, packaging sizes and design, palletized distribution, EDI capabilities, the ability to service locations nationwide, superior on-time and complete order shipping performance and the ability to grow rapidly to support new warehouse openings.

     Consumer Market. Sales of the Company's consumer products are principally made through a nationwide network of independent food brokers. Regional sales managers focus on sustaining close relationships with brokers and retailers by emphasizing Fort Howard's historic strengths--value, competitive pricing and enhanced margins for retailers. The Company's national accounts sales force focuses on mass merchandisers and on implementing their "everyday low pricing" strategies. The private label sales team deals with both national accounts and food brokers and their customers. In contrast to tissue producers who emphasize marketing of their consumer products through advertising and promotion to the end consumer, Fort Howard incurs minimal advertising expense. Rather, the Company focuses its marketing efforts for consumer products on trade promotion and incentive programs targeted to grocery and mass merchandising retailers.


INTERNATIONAL TISSUE OPERATIONS

Products

     When it was acquired by Fort Howard in 1982, Fort Sterling Limited
("Fort Stering") was an independent recycler of wastepaper into sanitary tissue paper products sold principally under private labels into the consumer market. Since 1982, Fort Sterling has funded significant investments in recycling and other process technologies and equipment through cash flow from operations and borrowings, doubled its U.K. market share, introduced premium quality Nouvelle tissue paper products produced from 100% wastepaper to the United Kingdom consumer market, expanded into the commercial market and developed a strong local management team and workforce. Today, Fort Sterling is one of the four fully integrated tissue companies in the United Kingdom. For an analysis of net sales, operating income (loss) and identifiable operating assets in the United States and the U.K., see Note 16 to the audited consolidated financial statements.

     Consumer Products. Unlike the Company's domestic tissue operations, Fort Sterling's operations are directed toward the larger consumer segment of the United Kingdom tissue market where over 85% of its sales are targeted. In a market where private label represents slightly less than half of all tissue



                                    - 6 -
sales, the Company believes that Fort Sterling maintains a leading share of the consumer private label market. Approximately two-thirds of Fort Sterling's consumer business in 1994 was sold under private labels to large grocers and convenience stores. Fort Sterling's principal brand is its Nouvelle line of tissue paper products. The Nouvelle line is positioned as 100% recycled with the product attributes approaching those of the leading United Kingdom premium brands.

     Commercial Products. Fort Sterling's commercial market volume in the United Kingdom has grown from less than 1% of the U.K. commercial market upon its acquisition in 1982 to 5% in 1994.

Marketing

     Fort Sterling maintains a direct sales force serving large and independent grocers and mass merchandisers in the consumer market. Fort Sterling has a commercial sales force which markets the Company's products via a network of independent distributors. A separate national accounts sales team targets commercial foodservice, health care and national industrial accounts.


CAPITAL EXPENDITURES

    The Company has invested heavily in its manufacturing operations. Capital expenditures in the Company's tissue business were approximately $724 million for the five year period ended December 31, 1994, $538 million of which was incurred for capacity expansion projects. In addition, the Company's annual capital spending program includes significant investments for the ongoing modernization of each of its mills. For example, as new deinking technologies and converting equipment are developed, the Company adds such technology and equipment at each mill to maintain low cost structures.

     A significant portion of the Company's capital budget since 1985 has been invested in the Savannah mill, which was completed in 1991. Total expenditures for the Savannah mill were $570 million. In 1993, the Company completed an expansion of its Green Bay tissue mill, including the addition of a new tissue paper machine and related environmental protection, pulp processing, converting, and steam generation equipment. The newest tissue paper machine at the Green Bay mill commenced production in August 1992.
Total expenditures for the expansion project were $180 million. In 1994, the Company completed the installation of a fifth tissue paper machine, environmental protection equipment and associated facilities at its Muskogee tissue mill. Total expenditures for the expansion were approximately
$140 million.

    In recent years, Fort Sterling has increased its capital spending to expand significantly the productive capacity of its two older tissue paper machines and to improve the capacity and productivity of its converting operations. In 1993, Fort Sterling completed a $96 million expansion which doubled the capacity of its paper mill. The expansion project added a 206-inch tissue paper machine and related deinking and pulp processing plants. In September 1992, Fort Sterling acquired Stuart Edgar Limited ("Stuart Edgar"), a converter of consumer tissue products. The acquisition significantly increased Fort Sterling's converting capacity at a low capital cost and provided Fort Sterling with a modern converting plant.



                                    - 7 -
RAW MATERIALS AND ENERGY SOURCES

     The principal raw materials and supplies used to manufacture tissue products are wastepaper (which is processed to reclaim fiber), chemicals, corrugated shipping cases and packaging materials. Fort Howard has led the industry in developing sanitary tissue paper products from recycled wastepaper. Fort Howard uses 100% wastepaper for all but a limited number of dry form and specialty products representing approximately 3% of its volume.

     Currently, Fort Howard recycles over 1.4 million tons of wastepaper annually into tissue products. The deinking technology employed by the Company allows it to use a broad range of wastepaper grades, which effectively increases both the number of sources and the quantity of wastepaper available for its manufacturing process. The Company believes that its use of wastepaper for substantially all of its fiber requirements gives it a cost advantage over its competitors.

     The Company has developed the largest network for obtaining deinking grades of wastepaper in the domestic tissue industry. A large portion of its wastepaper requirements is sourced through Harmon Assoc. Corp. ("Harmon"), the Company's 100% owned wastepaper brokerage subsidiary. The remainder of the Company's wastepaper requirements are sourced through an in-house wastepaper purchasing group. As a wastepaper broker, Harmon can accept the total wastepaper generation from a supplier whether or not all the wastepaper is needed to meet Fort Howard's production requirements. This ability effectively increases the sources of supply to Fort Howard. In addition, Harmon's activities in export markets, as well as in grades not usually purchased by Fort Howard, provide the Company with valuable intelligence on trends in the worldwide wastepaper market. The Company also maintains innovative curbside collection programs with several municipalities and enters into contracts with large office complexes to effectively increase its sources of wastepaper supply.

     The price of wastepaper is affected by demand which is primarily dependent upon deinking and recycling capacity levels in the paper industry overall and by the price of market pulp. Prices for deinking grades of wastepaper used by tissue producers increased sharply beginning in the third quarter of 1994. Wastepaper prices for the grades of wastepaper used in Fort Howard's products more than doubled from July 1994 to January 1995. Such wastepaper prices may increase further because of increased demand resulting from substantial additions of deinking and recycling capacity in the paper industry which are expected to come on line during 1995 and 1996, increasing market pulp prices and other factors. If the current trend in the Company's wastepaper costs continues, there can be no assurance that the Company will be able to recover increases in the cost of wastepaper through price increases for its products. Further, a reduction in supply of wastepaper due to increased demand or other factors could have an adverse effect on the Company's business.

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



                                    - 8 -
     Each of the Company's domestic mills includes a coal-fired cogeneration plant for the production of all its steam, which Fort Howard uses both in manufacturing tissue and in generating virtually all its electricity. The Savannah mill can also generate electrical power by burning natural gas in combustion turbines. In recent years, the Company has installed fluidized bed boilers to burn lower cost coal and petroleum coke efficiently and in conformity with environmental standards. The primary sources of energy for the Company's United Kingdom tissue facilities are purchased electrical power and natural gas.

COMPETITION

     All the markets in which the Company sells its products are extremely competitive. The Company's tissue products compete directly with those of a number of large diversified paper companies, including Chesapeake Corporation, Georgia-Pacific Corporation, James River Corporation of Virginia, Kimberly-Clark Corporation, Pope & Talbot, Inc., Scott Paper Company and the Procter & Gamble Company, as well as regional manufacturers, including converters of tissue into finished products who buy tissue directly from tissue mills. Many of the Company's competitors are larger and more strongly capitalized than the Company which may enable them to better withstand periods of declining prices and adverse operating conditions in the tissue industry. Although customers generally take into account price, quality, distribution and service as factors when considering the purchase of products from the Company, over the last four years, price has become a more important competitive factor affecting tissue producers.

CUSTOMERS AND BACKLOG

     The Company principally markets its products to customers in the United States and, to a lesser extent, the United Kingdom, Mexico, Canada and the Middle East. The business of the Company is not dependent on a single customer. Currently, a substantial portion of the Company's sales are pursuant to contracts which generally specify pricing over periods of three months to one year.

     The Company's products are manufactured with relatively short production time from basic materials. Products marketed under the Company's trademarks and stock items are sold from inventory. The backlog of customer orders is not significant in relation to sales.

RESEARCH AND DEVELOPMENT

     The Company maintains laboratory facilities with a permanent staff of engineers, scientists and technicians who are responsible for improving existing products, development of new products and processes, product quality, process control and providing technical assistance in adhering to regulatory standards. Continuing emphasis is being placed upon expanding the Company's capability to deink a broader range of wastepaper grades, designing new products, further automating manufacturing operations and developing improved manufacturing and environmental processes.


PATENTS, LICENSES, TRADEMARKS AND TRADE NAMES

     While the Company owns or is a licensee of a number of patents, its operations and products are not materially dependent on any patent. The


                                    - 9 -
Company relies on trade secret protection for its proprietary deinking technology which is not covered by patent. The Company's domestic tissue products for at-home use are sold under the principal brand names
Soft 'N Gentle, Mardi Gras, Green Forest, So-Dri and Page. For the Company's domestic commercial tissue business, principal brand names include Envision and Generation II. All brand names are registered trademarks of the Company. A portion of the Company's tissue products are sold under private labels or brand names owned by customers.


EMPLOYEES

     At December 31, 1994, the Company's world-wide employment was approximately 6,800, of which 5,800 persons were employed in the United States and 1,000 persons were employed in the United Kingdom. There is no union representation at any of the Company's domestic facilities. The Company's employees at its facilities in the United Kingdom are unionized and the union contracts generally require annual renegotiation of employee wage awards. The Company considers its relationship with its employees to be good.


ENVIRONMENTAL MATTERS

     The Company is subject to substantial regulation by various federal, state and local authorities in the U.S., and by national and local authorities in the U.K. concerned with the impact of the environment on human health, the limitation and control of emissions and discharges to the air and waters, the quality of ambient air and bodies of water and the handling, use and disposal of specified substances and solid waste at, among other locations, the Company's process waste landfills.

     Compliance with existing laws and regulations presently requires the Company to incur substantial capital expenditures and operating costs. In addition, environmental legislation and regulations and the interpretation and enforcement thereof are expected to become increasingly stringent and to further limit emission and discharge levels and to expand the scope of regulation. As a result, it is likely that certain of the Company's operating expenses will increase and that the Company will be required to make additional capital expenditures. In addition, the operating flexibility of the Company's manufacturing operations is likely to be adversely impacted. Because other paper manufacturers are generally subject to similar environmental restrictions, the Company believes that compliance with environmental laws and regulations is not likely to have a material adverse effect on its competitive position. It is possible, however, that such compliance could have a material adverse effect on the Company's financial condition and results of operations at some point in the future.

     In 1994, the Company made capital expenditures of $9 million with respect to pollution abatement and environmental compliance. Included in the 1994 capital expenditures was $4 million for pollution abatement equipment in connection with completing expansion projects initiated in 1993 and prior years. The Company expects to commit to approximately $12 million of capital expenditures to maintain compliance with environmental control standards at its facilities during 1995 and 1996. Included in the 1995-96 expected expenditures is $1 million for pollution abatement equipment to be installed in connection with constructing a coal-fired boiler at the Company's Savannah mill. Although some pollution abatement and solid waste disposal facilities produce improvements in operating efficiency, most increase product costs without enhancing capacity or operating efficiency. Because the impact of new environmental laws and regulations and the implementation and enforcement of existing laws and regulations cannot be determined with certainty at this time, it is possible that there will be additional capital expenditures during these years, including but not limited to those described below.

     The U.S. EPA issued "Final Guidance" for basin-wide water quality standards pursuant to the Great Lakes Water Quality Agreement between the U.S. and Canada regarding the development of water quality standards for the Great Lakes and their tributaries on March 13, 1995. Under the Final Guidance the affected states will be required within two years to implement specific regulations which are as protective as the provisions of the Final Guidance. Dischargers would then have an additional period of up to five years in which to comply with any new more stringent permit limits derived under the Final Guidance. In its proposed form the guidance would have imposed limitations on the Company's wastewater discharge from its Green Bay Mill into the Fox River that as a practical matter would have prohibited the Company from discharging any wastewater into the Fox River. Based upon that analysis, the Company explored alternative technologies to enable it to discontinue all wastewater discharge to the Fox River, if required, and developed cumulative capital expenditure estimates which indicated approximately $65 million (which includes $20 million of currently planned capital expenditures) over a several year period.

     The Company is reviewing the Final Guidance to determine the impact it will have on the Company's operations. The Final Guidance appears to have been modified to address concerns that the terms of the guidance in its proposed form were unnecessarily complex, burdensome and environmentally unjustified. The ultimate impact of the Final Guidance on the Company's operations could vary depending upon several factors, including, among others:
(i) the form and substance of state laws or regulations implementing the Final Guidance; (ii) delays or changes resulting from potential administrative and judicial challenges to the guidance which might be filed and (iii) new developments in control and process technology. The Company presently believes that the cost of complying with the final guidance will not exceed the amounts of its earlier estimates.

     The U.S. EPA has proposed new air emission and revised wastewater discharge standards for the pulp and paper industry which are commonly known as the "Cluster Rules." The components of the Cluster Rules that deal with wastewater discharges are expected to be finalized by late 1995 or early 1996. If the final rules on wastewater discharges are substantially the same as the proposed rules, the Company estimates that it will incur additional aggregate capital expenditures of approximately $1.2 million.

     Components of the currently proposed Cluster Rules that address air emissions will have little impact on de-inking paper mills such as the Company's mills. However, additional installments of the Cluster Rules, expected to be proposed during 1996 with expected compliance deadlines as late as the year 2000, are expected to specifically address chloroform and other air emissions from deinking mills and likely will have a greater impact on the Company. The Company is presently unable to estimate that impact since the applicable rules have not been proposed and therefore no assurances can be given as to whether the impact will be material to the Company.

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") imposes liability, without regard to fault or to the legality of the original action, on certain classes of persons (referred to as potentially responsible parties or PRPs) associated with a release or threat of a release of hazardous substance into the environment. Financial responsibility for the clean-up or other remediation of contaminated property or for natural resource damages can extend to previously owned or used properties, waterways and properties owned by third parties, as well as to properties currently owned and used by the Company even if contamination is attributable entirely to prior owners. The Company is involved in a voluntary investigation and potential clean-up of the Lower Fox River and has been named a PRP for alleged natural resource damages to the Fox River, both of which are discussed in "Legal Proceedings" below. Except for the United States Department of Interior, Fish and Wildlife Service ("FWS") assessment of the Fox River described in "Legal Proceedings," the Company is not presently named as a PRP at any CERCLA-related sites. However, there can be no certainty that the Company will not be named as a PRP at any other sites in the future or that the costs associated with additional sites would not be material to the Company's financial condition or results of operations.

     Based upon currently available information and analysis, the Company recorded a $20 million charge in the fourth quarter of 1994 for estimated or anticipated liabilities and legal and consulting costs relating to environmental matters arising from past operations. The Company expects these costs to be incurred over an extended number of years. While the charge reflects the Company's current estimates of the costs of these environmental matters, there can be no assurance that the amount accrued will be adequate.


ITEM 2.  PROPERTIES

     Fort Howard produces its domestic tissue products at three facilities: its original facility in Green Bay, Wisconsin; its Muskogee, Oklahoma mill constructed as a greenfield site which commenced papermaking production in 1978; and its greenfield mill near Savannah, Georgia which commenced production in 1987. Each of these facilities is a world-class, fully integrated tissue mill that can de-ink and process fiber from low cost wastepaper to provide virtually all of the mill's tissue fiber. In addition, each mill contains at least two 270-inch tissue paper machines, is geographically located to minimize distribution costs to its regional markets, produces all its steam and electrical power, manufactures some of the chemicals used in whitening tissue fiber and some of its converting materials, and converts, prints and packages Fort Howard's tissue products.

     Fort Howard has installed eight of the eleven largest (270-inch) tissue paper machines in the world which provide long-term productivity advantages. Approximately 90% of Fort Howard's domestic production comes from tissue paper machines capable of making 50,000 tons or more annually. Approximately 50% of Fort Howard's papermaking capacity came on-line during the last 10 years.
With each new capacity expansion, Fort Howard installed new, world-class supporting equipment consisting of large scale wastepaper processing and cleaning systems and converting equipment that provide further productivity advantages.

     In Green Bay, Wisconsin, the Company operates nine tissue paper machines, including two world-class 270-inch tissue paper machines completed in 1984 and 1992. In addition, the Green Bay mill contains two dry form machines which commenced operation in 1978 and 1989. Although the Green Bay mill is the Company's original facility, having commenced production in 1920, it is well maintained, includes virtually all of Fort Howard's latest technologies and equipment and is cost competitive with the Company's newer facilities. The Company's Muskogee, Oklahoma mill contains a new 270-inch tissue paper machine which was added during the first quarter of 1994, and another 270-inch and three 200-inch tissue paper machines which were installed between 1978 and 1985. Fort Howard's greenfield mill located near Savannah, Georgia contains four 270-inch tissue paper machines that commenced production in 1987, 1988, 1989 and 1991.

     Each of the Company's domestic mills also includes a coal-fired cogeneration power plant capable of producing all of the mill's steam and electricity, a modern de-inking and pulp processing plant that processes virtually all of the mill's fiber requirements from wastepaper, a chemical plant that produces high volume chemicals used in whitening fibers, high speed converting equipment for cutting, folding, printing and packaging paper into the Company's finished products and related facilities and warehousing. The Muskogee mill also includes a polywrap manufacturing plant that processes approximately one-half of the polywrap required by the Company's domestic mills and the Green Bay mill includes a large machine shop that services all the Company's domestic mills.

     Fort Sterling currently operates three tissue paper machines and a deinking and wastepaper processing plant at its Ramsbottom paper mill and cuts, folds, prints and packages paper into finished tissue products at its Bolton and Wigan converting facilities, all of which are located in Greater Manchester, England.

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

     The Green Bay, Muskogee, Savannah, and United Kingdom facilities generally operate tissue paper machines at full capacity seven days per week, except for downtime for routine maintenance and the temporary shut-downs of one or two small tissue paper machines at the Green Bay mill. Converting facilities are generally operated on a 3-shift, 5-day per week basis or a 7-day per week schedule. Converting capacity could be expanded by working additional hours and/or adding converting equipment.


ITEM 3.  LEGAL PROCEEDINGS

     On December 16, 1994, the Company received a Civil Investigative Demand ("CID") issued by the U.S. Department of Justice, Antitrust Division pursuant to the Antitrust Civil Process Act, Title 15 of the United States Code. The CID seeks documents and information as part of an Antitrust Division civil investigation to determine whether there are agreements in restraint of trade in connection with sales of sanitary paper products. The Company is cooperating with the investigation.

     Since July 1992, the Company has been participating with a coalition consisting of industry, local government, state regulatory commission and public interest members studying the nature and extent of PCB (polychlorinated biphenyl) and other sediment contamination of the Lower Fox River in northeast Wisconsin. The objective of the coalition is to identify, recommend and implement cost effective remediation of contaminated deposits which can be implemented on a voluntary basis. Based upon presently available information, the Company believes that there are additional parties, some of which may have substantial resources, who may in the future contribute to the remediation effort. One of the current industry coalition members, in cooperation with the Wisconsin Department of National Resources, is in the process of undertaking a demonstration of river remediation techniques on the Lower Fox River to remediate one sediment deposit located approximately 35 miles upstream from the Company's Green Bay mill. The Company's participation in the studies undertaken by the coalition is voluntary and its contributions to funding those activities to date have not been significant. The Company's participation in the coalition is not an admission of liability for any portion of any remediation and the Company does not believe its participation will prejudice any defenses available to the Company.

     On June 20, 1994, the FWS, a federal natural resources trustee, informed the Company that it had identified the Company and four other companies with facilities located along the Lower Fox River as PRPs for purposes of natural resource liability under CERCLA, commonly known as the "Superfund Act," and the Federal Water Pollution Control Act arising from alleged releases of PCBs to the Fox River and Green Bay system. The FWS alleges that natural resources including endangered species, fish, birds and tribal lands or lands held by the United States in trust for various tribes have been exposed to PCBs that were released from facilities located along the Fox River. The FWS has stated that it intends to undertake an assessment to determine and quantify the nature and extent of injury to natural resources. The FWS has invited the Company and the other four companies to participate in the development of the type and scope of the assessment and in the performance of the assessment, pursuant to federal regulations. It is anticipated that any assessment would require considerable time to complete. Based upon presently available information, the Company believes that there are additional parties, some of which may have substantial resources, who may be identified as PRPs for alleged natural resource damages.

     On July 15, 1992, Region V of the U.S. EPA issued a Finding of Violation to the Company concerning the No. 8 boiler at its Green Bay mill. The Finding alleged violation of regulations issued by the U.S. EPA under the Clean Air Act relating to New Source Performance Standards for Fossil Fuel Fired Steam Generators. In response to an accompanying Request for Information, the Company furnished certain information concerning the operation of the boiler. The Company met with representatives of the U.S. EPA in August 1992 and February 1993 to discuss the alleged violations. On January 11, 1994, the U.S. EPA informally advised the Company that, due to its internal guidelines that limit the authority of the agency to administratively resolve matters that include alleged violations extending over a period of more than one year, disposition of the Finding of Violation was being transferred to the U.S. Department of Justice. The Company met with representatives of the U.S. EPA and the U.S. Department of Justice in September 1994. On October 5, 1994, the Company and the U.S. EPA, with concurrence from the U.S. Department of

Justice, reached an agreement in principle whereby the Company, without admitting any wrongdoing, has agreed to make certain modifications to the boiler which will limit its physical capacity to the level specified in the alleged relevant New Source Performance Standards. The physical modifications, which require expenditures of approximately $40,000, will not affect the utility of the No. 8 boiler. In addition, the Company has agreed to pay $350,000 to settle this matter.

     The Company believes, based upon currently available information and analysis, that the environmental charge it has accrued in the fourth quarter of 1994 for environmental matters adequately reflects the Company's estimated or anticipated liabilities and legal and consulting costs relating to environmental matters arising from past operations. The Company expects these costs to be incurred over an extended number of years. While the charge reflects the Company's current estimates of the costs of these environmental matters, there can be no assurance that the amount accrued will be adequate.

     In 1992, the IRS issued a statutory notice of deficiency (the "Notice") to the Company for additional income tax due for the 1988 tax year. In the Notice, the IRS disallowed deductions for its 1988 tax year for fees and expenses, other than interest, related to the 1988 debt financing and refinancing transactions. In disallowing these deductions, the IRS relied on Code Section 162(k) (which denies deductions for otherwise deductible amounts paid or incurred in connection with stock redemptions). The Company had deducted a portion of the disallowed fees and expenses in 1988 and has been deducting the balance of the fees and expenses over the terms of the 1988 long-term debt financing and refinancing. Following receipt of the Notice, the Company filed a petition in the U.S. Tax Court contesting the deficiency. In August 1994, the U.S. Tax Court issued its opinion in which it essentially adopted the interpretation of Code Section 162(k) advanced by the IRS and disallowed the deductions claimed by the Company. At present, the U.S. Tax Court is preparing an order in which it will determine the amount of the tax deficiency owed by the Company as a result of the court's decision. The Company intends to appeal the U.S. Tax Court decision to the U.S. Court of Appeals for the Seventh Circuit. In anticipation of its appeal, the Company has paid to the IRS tax of approximately $5 million potentially due for its 1988 tax year pursuant to the U.S. Tax Court opinion along with $4 million for the interest accrued on such tax. If the decision of the U.S. Tax Court is ultimately sustained, the Company estimates that the potential amount of additional taxes due on account of such disallowance for the period 1989 through 1994 would be approximately $34 million and for the period after 1994 (assuming current statutory tax rates) would be approximately $4 million, in each case exclusive of interest. While the Company is unable to predict the final result of its appeal of the U.S. Tax Court decision with certainty, it has accrued for the potential tax liability as well as for the interest charges thereon for the period 1989 through 1994 and thus the Company believes that the ultimate resolution of this case will not have a material adverse effect on the Company's financial condition or on its results of operations.

     The Company and its subsidiaries are parties to other lawsuits and state and federal administrative proceedings in connection with their businesses. Although the final results in all suits and proceedings cannot be predicted with certainty, the Company presently believes that the ultimate resolution of all such lawsuits and proceedings, after taking into account the liabilities accrued with respect to such matters, will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fourth quarter of 1994.


PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     During each of the fiscal years ended December 31, 1993 and December 31, 1994, there was no public market for the Company's Common Stock. The Company's Common Stock began trading under the symbol FORT on The Nasdaq National Market on March 10, 1995. The number of holders of record of the Company's Common Stock immediately prior to the Offering was 59.

     The Company anticipates that all its earnings in the near future will be used for the repayment of indebtedness and for the development and expansion of its business and, therefore, does not anticipate paying dividends on its Common Stock in the foreseeable future. The New Bank Credit Agreement, the 1995 Receivables Facility and the Company's outstanding debt obligations limit, in each case with certain exceptions, the ability of the Company to pay dividends on the Common Stock. Subject to such restrictions, any determination to pay cash dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time by the Board of Directors.

ITEM 6.  SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

                                                            Year Ended December 31,
                                              ------------------------------------------------
                                              1994       1993      1992       1991        1990
                                              ----       ----      ----       ----        ----
                                              (In millions except ratios and per share amounts)
STATEMENT OF INCOME DATA:
  Net sales ..............................  $ 1,274     $ 1,187    $ 1,151    $ 1,138    $ 1,151
  Cost of sales (a)........................     867         784        726        713        719
                                            -------     -------    -------    -------    -------
  Gross income.............................     407         403        425        425        432
  Selling, general, and
    administrative (a)(b)..................     110          97         97         98        105
  Amortization of goodwill (c).............      --          43         57         57         57
  Goodwill write-off (c)...................      --       1,980         --         --         --
  Environmental change (d).................      20          --         --         --         --
                                            -------     -------    -------    -------    -------
  Operating income (loss) (d)..............     277      (1,717)       271        270        270
  Interest expense.........................     338         342        338        371        423
  Other (income) expense, net .............      --          (3)         2         (3)       (33)
                                            -------      ------    -------    -------    -------
  Loss before taxes (d)....................     (61)     (2,056)       (69)       (98)      (120)
  Income taxes (credit)....................     (19)        (16)        --        (24)       (37)
                                            -------      ------    -------    -------    -------
  Loss before equity earnings,
    extraordinary items and
    adjustment for accounting change.......     (42)     (2,040)       (69)       (74)       (83)
  Equity in net loss of
    unconsolidated subsidiaries (e)........      --          --         --        (32)       (23)
                                            -------      ------    -------    -------    -------
  Net loss before extraordinary items
    and adjustment for accounting change...     (42)     (2,040)       (69)      (106)      (106)
  Extraordinary items - losses on debt
    repurchases (net of income taxes)......     (28)        (12)        --         (5)        --
  Adjustment for adoption of SFAS No. 106
    (net of income taxes) (f)..............      --          --        (11)        --         --
                                            -------      ------    -------    -------    -------
  Net loss (a)(d).......................... $   (70)    $(2,052)   $   (80)   $  (111)   $  (106)
                                            =======     =======    =======    =======    =======
  Loss per share (d)(g).................... $ (1.85)    $(53.85)   $ (2.10)   $ (3.17)   $ (3.64)

OTHER DATA:
  EBITDA (h)............................... $   393     $   387    $   410    $   444    $   441
  EBITDA as a percent of net sales (h).....   30.8%       32.6%      35.6%      39.0%      38.3%
  Depreciation of property, plant
    and equipment (a)...................... $    96     $    88    $    81    $   116    $   112
  Non-cash interest expense................      74         101        140        141        145
  Capital expenditures.....................      84         166        233        144         97
  Weighted average number of shares
    of Common Stock outstanding
    (in thousands) (g).....................  38,103      38,107     38,107     34,868     29,197

BALANCE SHEET DATA (at end of
  period):
  Total assets............................. $ 1,681     $ 1,650    $ 3,575    $ 3,470    $ 3,627
  Working capital (deficit)................     (98)        (92)      (124)         2        (80)
  Long-term debt (including current
    portion) and Common Stock with
    put right..............................   3,318       3,234      3,104      2,947      3,125
  Shareholders' equity (deficit)...........  (2,148)     (2,081)       (29)        62         13

(a) Effective January 1, 1992, the Company prospectively changed its estimates of the depreciable lives of certain machinery and equipment. The change had the effect of reducing depreciation expense by approximately $38 million and net loss by $24 million in 1992.

(b) Selling, general and administrative expense in 1993 reflects an $8 million reduction for the reversal of all employee stock compensation expense accrued prior to 1993. See Note 13 of the Company's audited consolidated financial statements.

(c) During the third quarter of 1993, the Company wrote off the remaining unamortized balance of its goodwill of $1.98 billion and, accordingly, there is no amortization of goodwill for periods subsequent to September 30, 1993. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and Note 4 of the Company's audited consolidated financial statements.

(d) During the fourth quarter of 1994, the Company recorded an environmental charge totaling $20 million. Excluding the effects of the environmental charge, the Company's operating income, loss before taxes, net loss and loss per share in 1994 would have been $296.8 million, $41 million, $56.1 million and $1.47 per share, respectively.

(e) In 1989, the Company transferred all the capital stock of Fort Howard Cup to Sweetheart for a 49.9% equity interest in Sweetheart and other assets for a total consideration of $620 million. The Company also undertook a plan to divest all its remaining international cup operations. As a result, the Company recorded a $120 million charge in 1989. As of December 31, 1991, the Company had sold all its international cup operations and had discontinued recording equity in net losses of Sweetheart because the carrying value of the Company's investment in Sweetheart was reduced to zero.

(f) Reflects the cumulative effect on years prior to 1992 of adopting SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This change in accounting principle, excluding the cumulative effect, decreased operating income for 1992 by $1.2 million.

(g) The computation of loss per share is based on the weighted average number of shares of Common Stock outstanding during the period plus (in periods in which they have a dilutive effect) the effect of shares of Common Stock contingently issuable upon the exercise of stock options.

(h) EBITDA represents operating income plus depreciation of property, plant and equipment, amortization of goodwill, the goodwill write-off, the 1994 environmental charge and the effects of 1993 employee stock compensation (credits). EBITDA is presented here as a measure of the Company's debt service ability. Certain financial and other restrictive covenants in the New Bank Credit Agreement and other instruments governing the Company's indebtedness are based on the Company's EBITDA, subject to certain adjustments.









                                    - 18 -



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Industry Conditions

     Sales of the Company's tissue products are generally subject to changes in industry capacity and cyclical changes in the economy, both of which can significantly impact net selling prices and the Company's profitability. From 1990 through 1992, domestic tissue industry capacity additions significantly exceeded historic capacity addition rates. At the same time, commercial demand weakened as a result of the recession. These and other factors caused industry operating rates and pricing to fall. The Company's average domestic net selling prices declined by approximately 5% in each of 1991 and 1992 and by 1.2% in 1993 which adversely affected the Company's operating results. Due to the impact of industry conditions on the Company's then projected operating results, which assumed that net selling price and cost increases would approximate 1% per year and that further capacity expansion would not be justifiable given the Company's high leverage and adverse tissue industry operating conditions, the Company wrote off its remaining goodwill balance of $1.98 billion in the third quarter of 1993. Low industry operating rates, competitive pricing and other factors continued to adversely affect the Company's operating results in 1994. In addition, the Company's operating results in the fourth quarter of 1994 were adversely affected by rising wastepaper costs as discussed below.

     The Company currently believes that pricing and demand in the tissue sector of the domestic paper industry are beginning to improve. While the Company's introduction of three price increases in the commercial market in 1993 and one in April 1994 led to a decline in commercial volume for the first nine months of 1994 compared to the same period in 1993, the Company's commercial volume improved slightly during the fourth quarter of 1994 compared to the same period in 1993. The Company introduced another commercial price increase in mid-October 1994. Because a substantial portion of the Company's commercial sales are pursuant to contracts which generally specify pricing over periods of three months to one year, there is a time lag before the Company realizes the full benefit of commercial market price increases. The Company believes that retail shelf prices in the consumer market improved slightly in 1993 and 1994 but remained competitive. Overall domestically, the Company realized average price increases of 5% in 1994 as compared to 1993. Further price increases were announced for the commercial and consumer markets effective in January 1995. Taking into account announced tissue papermaking capacity additions and normal population growth, the Company believes that the rate of capacity growth in 1995, 1996 and 1997 will fall short of the demand increase, resulting in higher industry operating rates for the period. Historically, tissue manufacturers have sought price increases during periods of higher operating rates. Accordingly, while there can be no assurance that pricing will continue to increase, the Company believes that in addition to the Company's price increases announced for the commercial and consumer markets for January 1995, further price increases are likely in 1995.

     The Company's operating results are also affected by the price it pays for wastepaper. Wastepaper is the principal raw material used in manufacturing the Company's tissue products. The price of wastepaper is affected by demand which is primarily dependent upon deinking and recycling capacity levels in the paper industry overall and by the price of market pulp.


                                    - 19 -
Prices for deinking grades of wastepaper used by tissue producers increased sharply beginning in the third quarter of 1994. Industry costs for wastepaper and market pulp have recently begun to increase sharply. From July 1994 to January 1995, wastepaper prices for the grades of wastepaper used in the Company's products more than doubled. Wastepaper prices may increase further because of increased demand resulting from substantial additions of deinking and recycling capacity in the paper industry which are expected to come on line during 1995 and 1996, increasing market pulp prices and other factors. Since late 1993, market pulp prices have also nearly doubled as a result of increased demand and the Company expects such prices to continue to increase due to worldwide tightening supply/demand conditions for market pulp. If the current trend in the Company's wastepaper costs continues, there can be no assurance that the Company will be able to recover increases in the cost of wastepaper through price increases for its products. Further, a reduction in supply of wastepaper due to increased demand or other factors could have an adverse effect on the Company's business.



RESULTS OF OPERATIONS

                                               THREE MONTHS
                                                   ENDED             FOR THE YEARS ENDED
                                                DECEMBER 31,             DECEMBER 31,
                                               --------------     -------------------------
                                                1994     1993     1994       1993      1992
                                                ----     ----     ----       ----      ----
Net sales:
  Domestic tissue...........................   $ 284    $ 247    $1,060    $ 1,004    $  978
  International operations..................      35       33       131        143       143
  Other.....................................      25       12        83         40        30
                                               -----    -----    ------    -------    ------
  Consolidated..............................   $ 344    $ 292    $1,274    $ 1,187    $1,151
                                               =====    =====    ======    =======    ======
Operating income (loss):
  Domestic tissue (a)(b)(c).................   $  49    $  70    $  264    $(1,715)   $  252
  International operations (a)..............       2       --         8         (1)       17
  Other (a).................................       2        1         5         (1)        2
                                               -----    -----    ------    -------    ------
  Consolidated (a)(b)(c)....................      53       71       277     (1,717)      271
Amortization of goodwill and goodwill
  write-off (a).............................      --       --        --      2,023        57
Depreciation................................      26       26        96         89        82
Environmental charge (b)....................      20       --        20         --        --
Employee stock compensation (c).............      --       --        --         (8)       --
                                               -----    -----    ------    -------    ------
  EBITDA(d).................................   $  99    $  97    $  393    $   387    $  410
                                               =====    =====    ======    =======    ======
Consolidated net loss.......................   $ (25)   $  (6)   $  (70)   $(2,052)   $  (80)
                                               =====    =====    ======    =======    ======
EBITDA as a percent of net sales(d).........   28.8%    33.1%     30.8%      32.6%     35.6%



------------

(a) During the third quarter of 1993, the Company wrote off the remaining unamortized balance of its goodwill of $1.98 billion. See Note 4 to the Company's audited consolidated financial statements.

(b) During the fourth quarter of 1994, operating income for domestic tissue operations was reduced by a $20 million environmental charge. See Note 15 to the Company's audited consolidated financial statements.

(c) Selling, general and administrative expense in 1993 reflects an $8 million reduction for the reversal of all employee stock compensation expense accrued prior to 1993. See Note 13 to the Company's audited consolidated financial statements.

(d) EBITDA represents operating income plus depreciation of property, plant and equipment, amortization of goodwill, the goodwill write-off, the 1994 environmental charge and the effects of 1993 employee stock compensation (credits). EBITDA is presented here as a measure of the Company's debt service ability. Certain financial and other restrictive covenants in the New Bank Credit Agreement and other instruments governing the Company's indebtedness are based on the Company's EBITDA, subject to certain adjustments.

FISCAL YEAR 1994 COMPARED TO FISCAL YEAR 1993

     Net Sales. Consolidated net sales for 1994 increased 7.3% compared to 1993, while consolidated net sales for the fourth quarter of 1994 increased 17.9% as compared to the comparable quarter in 1993. These increases were due to increases in domestic tissue net sales and significant net sales increases by the Company's wastepaper brokerage subsidiary. Domestic tissue net sales increased 5.5% for fiscal year 1994 and 15.0% during the fourth quarter of 1994, in each case as compared to 1993. For 1994, the higher domestic tissue net sales were due to higher net selling prices principally in the commercial market and higher sales volume in the consumer and parent roll export markets that were partially offset by volume decreases in the commercial market during the first nine months of 1994. Overall, domestic tissue sales volume for 1994 increased slightly over 1993. The Company's decision to implement net selling price increases in the commercial market during each of the first three quarters of 1993 and to follow with a price increase in the second quarter of 1994 led to the decline in commercial volume during the first nine months of 1994. For the fourth quarter of 1994, the higher domestic tissue net sales were due to higher net selling prices and slightly higher volume in the commercial market, significantly higher volume offset by lower net selling prices in the consumer market and higher sales volume in parent roll export markets. The Company announced further price increases in the commercial market effective mid-October 1994 and January 1995 and a price increase in the consumer market effective in January 1995. Because a substantial portion of the Company's commercial sales are pursuant to contracts which generally specify pricing over periods of three months to one year, there is a time lag before the Company realizes the full benefit of commercial market price increases. Net sales of the Company's international operations decreased 8.4% for fiscal year 1994 and increased 4.7% for the fourth quarter of 1994 as compared to 1993. The decrease in international net sales in 1994 was due to significantly lower net selling prices on flat volume. The increase in international net sales for the fourth quarter was due to higher volume partially offset by lower net selling prices. The international net selling price declines were attributable to product mix changes and continued competitive conditions. The significant increase in net sales of the Company's wastepaper brokerage subsidiary during 1994 and for the fourth quarter of 1994 compared to 1993 principally reflects higher net selling prices.

     Gross income. For fiscal year 1994 and the fourth quarter of 1994, consolidated gross margins decreased to 31.9% and 29.3% from 34.0% and 33.5% for the same periods in 1993, respectively, principally due to lower margins in domestic tissue operations where unit manufacturing cost increases exceeded


                                    - 21 -

net selling price increases. Such cost increases primarily resulted from higher wastepaper and other raw material costs, lower converting volume, higher depreciation expense resulting from the start-up of a new paper machine at the Muskogee mill late in the first quarter of 1994 and higher maintenance costs. From July 1994 to January 1995, wastepaper prices for the grades of wastepaper used in Fort Howard's products more than doubled and wastepaper prices may increase further due to increased demand for those wastepaper grades used by the Company. Gross margins of international operations declined in 1994 compared to 1993 principally due to the lower net selling prices. For the fourth quarter of 1994 compared to the same period in 1993, gross margins of international operations improved due to lower promotional costs and the results of cost containment activities. However, from July 1994 to January 1995, wastepaper prices for the grades of wastepaper used by international operations increased approximately 65% and wastepaper prices are expected to increase further for such operations due to increased demand for those wastepaper grades used by the Company. In addition, consolidated gross margins were negatively affected for fiscal year 1994 and the fourth quarter of 1994 by the increased proportion of net sales represented by the Company's wastepaper brokerage subsidiary which typically has lower margins than domestic tissue operations.

     Selling, General and Administrative Expenses. In the third quarter of 1993, the Company reversed all previously accrued employee stock compensation expense resulting in a reduction of selling, general and administrative expenses of $8 million for 1993. Excluding the effects of the reversal, selling, general and administrative expenses, as a percent of net sales, were 8.6% and 8.2% for fiscal year 1994 and fourth quarter of 1994, compared to 8.8% and 9.0% for fiscal year 1993 and fourth quarter of 1993, respectively. The decreases resulted principally from the increased proportion of net sales represented by the Company's wastepaper brokerage subsidiary and, to a lesser degree, cost containment.

     Amortization of Goodwill. As a result of the goodwill write-off in the third quarter of 1993, there was no amortization of goodwill in 1994 compared to $43 million for fiscal year 1993. There was no goodwill amortization in the fourth quarter of 1994 or 1993.

     Environmental Charge. Based upon currently available information and analysis, the Company recorded a $20 million charge in the fourth quarter of 1994 for estimated or anticipated liabilities and legal and consulting costs relating to environmental matters arising from past operations. The Company expects these costs to be incurred over an extended number of years. See "Environmental Matters" and "Legal Proceedings" and Note 15 of the Company's audited consolidated financial statements.

     Operating Income (Loss). Operating income increased to $277 million in 1994 compared to an operating loss of $1,717 million in 1993. The operating loss in 1993 resulted entirely from the goodwill write-off in the third quarter of 1993. Excluding the environmental charge from 1994 results and amortization of goodwill, the goodwill write-off and the reversal of employee stock compensation expense from 1993 results, operating income would have declined to $297 million in 1994 from $299 million in 1993. For the fourth quarters of 1994 and 1993, operating income was $53 million and $71 million, respectively. Excluding the environmental charge from 1994 results, operating income would have increased to $73 million in the fourth quarter of 1994.




                                    - 22 -
     Income Taxes. The income tax credits for 1994 and 1993 principally reflect the reversal of previously provided deferred income taxes.

     Extraordinary Losses. The Company's net loss in 1994 was increased by an extraordinary loss of $28 million (net of income taxes of $15 million) representing the redemption premiums on the repurchases of all the Company's remaining 12 3/8% Notes at the redemption price of 105% of the principal amount thereof and of $238 million of 12 5/8% Debentures at the redemption price of 105% of the principal amount thereof on March 11, 1994, and the write off of deferred loan costs associated with the prepayment of $100 million of the 1988 Term Loan on February 10, 1994, and the repurchases of the 12 3/8% Notes and the 12 5/8% Debentures. The Company's net loss in 1993 was increased by an extraordinary loss of $12 million (net of income taxes of $7 million) representing the write-off of deferred loan costs associated with the prepayment of $250 million of the 1988 Term Loan on March 23, 1993, the repurchase of all outstanding 14 5/8% Debentures on April 21, 1993 and the repurchase of $50 million of 12 3/8% Notes on November 1, 1993.

     Net Loss. The Company reported net losses of $70 million and $25 million for fiscal year 1994 and the fourth quarter of 1994, respectively, as compared to net losses of $2,052 million and $6 million for the same periods in 1993. The increase in the net loss in the fourth quarter of 1994 is principally due to the environmental charge. The significant net loss for fiscal year 1993 resulted principally from the goodwill write-off in the third quarter of 1993.


FISCAL YEAR 1993 COMPARED TO FISCAL YEAR 1992

     Net Sales. Consolidated net sales for 1993 increased 3.1% compared to 1992. Domestic tissue net sales for 1993 increased 2.7% compared to 1992 due to volume increases that were largely offset by lower net selling prices. In mid-1992, average net selling prices rose principally as a result of an attempted price increase in the commercial market but then fell to pre-price increase levels in the fourth quarter of 1992 and fell again in the first quarter of 1993, periods of seasonally lower volume shipments. Average net selling prices held flat from the first quarter of 1993 to the second quarter of 1993 and increased in each of the third and fourth quarters of 1993 from the previous quarter levels. However, in spite of introductions of net selling price increases in each of the first three quarters of 1993, average net selling prices for 1993 were below average net selling prices for 1992. Net sales of the Company's international operations were flat in 1993 compared to 1992 primarily due to significantly lower net selling prices and lower exchange rates offset by volume increases resulting from the acquisition of Stuart Edgar Limited ("Stuart Edgar") and the start-up of a new paper machine. United Kingdom retailers engaged in increasingly competitive pricing activity in 1993 across a broad range of consumer products including disposable paper products.

     Gross Income. Consolidated gross margins decreased to 34.0% in 1993 compared to 36.9% in 1992. Domestic tissue gross margins decreased to 37.4% in 1993 from 40.0% in 1992 primarily due to lower net selling prices and an increase in wastepaper costs as prices for wastepaper grades utilized by the Company returned to pre-recession levels. Gross margins of international operations also declined in 1993 principally due to the lower net selling prices. Unit manufacturing costs of international operations declined in 1993 compared to 1992 as a result of the start-up of a new paper machine and



                                    - 23 -
related facilities in the first quarter of 1993 at the Company's United Kingdom tissue operations.

     Selling, General and Administrative Expenses. Due to the effects of adverse tissue industry operating conditions on its long-term earnings forecast as of September 30, 1993, the Company decreased the estimated fair market valuation of its Common Stock. Accordingly, in 1993 the Company reversed all previously accrued employee stock compensation expense of $8 million, resulting in a decrease in selling, general and administrative expenses, as a percent of net sales, to 8.2% in 1993 from 8.5% in 1992. Excluding the effects of employee stock compensation from both years, selling, general and administrative expenses, as a percent of net sales, would have increased slightly in 1993 to 8.8% from 8.4% for 1992.

     Goodwill Write-Off. As further described below, low industry operating rates and aggressive competitive pricing among tissue producers resulting from the 1991-1992 recession, additions to industry capacity and other factors adversely affected tissue industry operating conditions and the Company's operating results beginning in 1991 and through the third quarter of 1993.

          Declining selling prices. Although sales volume increased, industry pricing was very competitive due to the factors discussed below. The Company's average domestic net selling prices declined by approximately 5% in each of 1991 and 1992. Commercial market price increases attempted in mid-1992 were not achieved as commercial market pricing fell to pre-price increase levels in the fourth quarter of 1992 and fell again in the first quarter of 1993, periods of seasonally lower volume shipments. Average net selling prices held flat from the first quarter of 1993 to the second quarter of 1993 and increased from the second to the third quarter of 1993. However, in spite of introductions of net selling price increases in each of the first three quarters of 1993, average net selling prices for the first nine months of 1993 were below average net selling prices for the same period in 1992. Pricing in the Company's international markets declined significantly over this time period as well.

          Industry Operating Rates. Based on publicly available information, including data collected by the American Forest & Paper Association ("AFPA"), industry capacity additions in 1990 through 1992 significantly exceeded historic capacity addition rates. Such additions and weak demand caused industry operating rates to fall to very low levels in 1991 and 1992 in comparison to historic rates. Tissue industry operating rates increased only slightly during the first nine months of 1993 from the low levels experienced in 1991 and 1992. Announced tissue industry capacity additions through 1995, as reported by the AFPA through the first three quarters of 1993, approximated average industry shipment growth rates after 1990. For the first nine months of 1993, the industry shipment growth rate fell sharply from the already low rates in 1991 and 1992. Consequently, without an improved economic recovery and improved industry demand, tissue industry operating rates were expected to remain at relatively low levels for the near term, adversely affecting industry pricing.

          Economic Conditions. The 1991-1992 recession and weak recovery adversely affected tissue market growth. Job formation is an important stimulus for growth in the commercial tissue market where approximately two-thirds of the Company's domestic tissue sales are targeted. From 1990 through the first nine months of 1993, job formation was weak and was projected to improve only slightly in 1994. Accordingly, demand growth was weak in 1991,


                                    - 24 -
1992 and in the first nine months of 1993, and did not appear to offer any substantial relief to the outlook for industry operating rates and pricing for the near term.

          Gross Margins. The Company's gross margins steadily declined in 1991, 1992 and 1993 as a result of the three factors noted above. In the first nine months of 1993, the Company's gross margins were also affected by increased wastepaper costs as prices for wastepaper grades utilized by the Company returned to pre-recession levels.

          As a result of these conditions, the Company expected that the significant pricing deterioration experienced in 1991 through mid-1993 would be followed by average annual price increases that approximated the Company's annual historical price increase trend for the years 1984 through 1993 of approximately 1% per year. Accordingly, during the second quarter of 1993, the Company commenced an evaluation of the carrying value of its goodwill for possible impairment. The Company revised its projections as of September 30, 1993 and concluded its evaluation in the third quarter of 1993 determining that its forecasted cumulative net income before goodwill amortization was inadequate to recover the future amortization of the Company's goodwill balance over the remaining amortization period of the goodwill.

          For a more detailed discussion of the methodology and assumptions employed to assess the recoverability of the Company's goodwill, refer to
Note 4 of the Company's audited consolidated financial statements.

     Operating Income (Loss). As a result of the goodwill write-off, the Company's operating loss was $1,717 million for 1993 compared to operating income of $271 million for 1992. Excluding amortization of goodwill, the goodwill write-off and the reversal of employee stock compensation expense from 1993 and 1992 results, operating income declined to $299 million for 1993 from $328 million for 1992.

     Income Taxes. The income tax credit for 1993 principally reflects the reversal of previously provided deferred income taxes. The income tax credit for 1992 reflects the reversal of previously provided deferred income taxes related to domestic tissue operations offset almost entirely by foreign income taxes.

     Extraordinary Loss and Accounting Change. The Company's net loss in 1993 was increased by an extraordinary loss of $12 million (net of income taxes of $7 million) representing the write-off of unamortized deferred loan costs associated with the repayment of $250 million of indebtedness under the 1993 Term Loan, the repurchase of all the 14 5/8% Debentures and the repurchase of $50 million of the 12 3/8% Notes. The net loss for 1992 was increased by the Company's adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106"). The cumulative effect on years prior to 1992 of adopting SFAS
No. 106 is stated separately in the Company's unaudited condensed consolidated statement of income for 1992 as a one-time, after-tax charge of $11 million.

     Net Loss. For 1993, the Company's net loss increased, principally due to the goodwill write-off, to $2,052 million compared to $80 million for 1992.






                                    - 25 -
FINANCIAL CONDITION

Year Ended December 31, 1994

     During 1994, cash increased $195,000. Capital additions of $84 million and debt repayments of $759 million, including the prepayment of $100 million of the 1988 Term Loan, the repurchases of all outstanding 12 3/8% Notes and of $238 million of the 12 5/8% Debentures, a reduction in the 1988 Revolving Credit Facility and the purchase of interest rate cap agreements for $10 million were funded by cash provided from operations of $125 million and net proceeds of the sale of 8 1/4% Notes and 9% Notes of $728 million in February 1994. Receivables increased $17 million during 1994 due principally to higher net selling prices in the domestic tissue and wastepaper brokerage operations and sales volume increases in domestic tissue operations in the fourth quarter of 1994. The $13 million increase in inventories in 1994 resulted from increases in inventory quantities to improve service levels and the revaluation of inventories to reflect higher manufacturing costs. The liability for interest payable increased $29 million due to a change in interest payment schedules resulting from the 1994 debt repurchases from the net proceeds of the sale of the 8 1/4% Notes and 9% Notes in 1994 and for the liability with respect to the 14 1/8% Debentures for interest accruing in cash commencing on November 1, 1994. As a result of all these changes, the net working capital deficit increased to $98 million at December 31, 1994, from a deficit of $92 million at December 31, 1993. The $15 million increase in long-term other liabilities in 1994 principally reflects the classification of $18 million of the environmental charge taken in the fourth quarter as a long-term liability. Deferred and other long-term income taxes declined
$34 million from 1993 to 1994 principally due to the reversal of deferred income taxes related to continuing operations and the extraordinary item.

     Cash provided from operations declined in 1994 compared to 1993 principally due to increased interest payments resulting from the 1993 repurchases of all outstanding 14 5/8% Debentures (which accrued interest in kind) from the net proceeds of the sale of the 9 1/4% Notes and 10% Notes in 1993 (which accrue interest in cash) and higher floating interest rates. Cash provided from operations was further impacted by the increase in receivables.

Year Ended December 31, 1993

     During 1993, cash increased $39,000. Capital additions of $166 million and debt repayments of $841 million, including the prepayment of $250 million of the 1988 Term Loan, the repurchase of all outstanding 14 5/8% Debentures, and the repurchase of $50 million of the 12 3/8% Notes, were funded principally by cash provided from operations of $151 million, net proceeds from the sale of the 9 1/4% Notes and 10% Notes of $729 million, net proceeds of the 1993 Term Loan of $95 million, borrowings of $28 million under the 1988 Revolving Credit Facility and borrowings of $9 million by Fort Sterling under its credit agreements.

     Inventories and interest payable increased $17 million and $22 million, respectively, during 1993. The Company increased inventories principally to improve its service levels, and secondarily due to the effects of lower volume resulting from increases in net selling prices in the third quarter of 1993, immediately preceding a period of seasonally lower volume. Interest payable increased in 1993 principally due to the repurchase of all outstanding 14 5/8% Debentures (which accrued interest in kind) from the net proceeds of the sale of the 9 1/4% Notes and 10% Notes (which accrue interest in cash). The net


                                    - 26 -

working capital deficit declined $32 million from $124 million at December 31, 1992 to $92 million at December 31, 1993, principally due to a $25 million reduction in the current portion of long-term debt as a result of lower current maturities under the 1988 Term Loan.

Liquidity and Capital Resources; The Recapitalization

     The Company's principal uses of cash for the next several years will be interest and principal payments on its indebtedness and capital expenditures.

     The Company is implementing the Recapitalization to prepay or redeem a substantial portion of its indebtedness in order to reduce the level and overall cost of its debt, extend certain maturities, increase shareholders' equity and enhance its access to capital markets. The Recapitalization includes the following primary components: (i) the Offering; (ii) the Bank Refinancing and (iii) the 1995 Debt Redemptions. Proceeds of the Recapitalization were used to prepay or redeem all of the Company's remaining indebtedness under its 1988 Bank Credit Agreement, the Senior Secured Notes and the 1993 Term Loan on the Closing Date and will be used to redeem the 12 5/8% Debentures and the 14 1/8% Debentures in mid April. After giving effect to the Recapitalization, on a pro forma basis as of December 31, 1994, the Company would have had approximately $3,078 million of long-term debt outstanding. Following the Recapitalization, the Company will have estimated repayment obligations of $9 million in 1995, $60 million in 1996, $115 million in 1997, $138 million in 1998 and $153 million in 1999 (and increasing thereafter). In addition, there may be additional required payments under the New Bank Credit Agreement out of excess cash flow, if any, and from proceeds of asset sales, if any.

     Capital expenditures were $84 million, $166 million and $233 million in 1994, 1993 and 1992, respectively, including an aggregate of over $350 million during those periods for capacity expansions. Subject to market conditions and the successful completion of the Recapitalization, the Company's current plans to support growth in domestic tissue shipments include adding one world-class (270-inch) tissue paper machine over the next five years and the start up of another dry form machine in the next few years. The New Bank Credit Agreement imposes limits for domestic capital expenditures, with certain exceptions, of $75 million per year. The Company is also permitted to spend up to $250 million for domestic expansion projects including, without restriction, an additional tissue paper machine at one of its existing domestic mills. Other domestic expansion projects are restricted unless the Company's ratio of Consolidated EBITDA to Consolidated Interest Expense (as such terms are defined in the New Bank Credit Agreement) exceeds certain amounts. In addition, the Company is permitted to make capital expenditures for international expansion of up to $40 million through June 30, 1996, and up to $100 million in the aggregate after June 30, 1996 if the Company's ratio of Consolidated EBITDA to Consolidated Interest Expense exceeds certain amounts. Under the New Bank Credit Agreement, the Company may carry over to one or more years (thereby increasing the scheduled permitted limit for capital expenditures in respect of such year) the amount by which the scheduled permitted limit for each year (beginning with fiscal year 1995) exceeded the capital expenditures actually made in respect of such prior year. The Company does not believe such limitations will impair its plans for capital expenditures. Capital expenditures are projected to approximate $55 to $75 million annually for the next several years, plus $225 million of domestic expansion capital spending that is subject to market conditions. The portion



                                    - 27 -
of the above capital expenditures which are attributable to environmental matters is described in "Environmental Matters."

     The 1995 Revolving Credit Facility matures on March 16, 2002. After completion of the Recapitalization and the 1995 Debt Redemptions, the Company expects to have approximately $90 million in available capacity under the 1995 Revolving Credit Facility.

     Approximately $1.5 billion (or 46%) of the Company's outstanding indebtedness bears interest at floating rates. The Company's policy is to enter into interest rate cap and swap agreements as a hedge to effectively fix or limit its exposure to floating interest rates to, at a minimum, comply with the terms of its senior secured debt agreements. The Company is a party to LIBOR-based interest rate cap agreements which effectively limit the interest cost to the Company with respect to $500 million of floating rate obligations to 6% plus the Company's borrowing margin until June 1, 1996, and to 8% plus the Company's borrowing margin from June 1, 1996 to June 1, 1999. Interest rates began to increase in 1994 and if they continue to rise in 1995 the Company may be less able to meet its debt service obligations. The Company monitors the risk of default by the counterparties to the interest rate cap agreements and does not anticipate nonperformance. See Note 8 to the Company's audited consolidated financial statements for additional information concerning these agreements.

     The limitations contained in the New Bank Credit Agreement and in the Company's indentures on the ability of the Company and its subsidiaries to incur indebtedness, together with the highly leveraged position of the Company, could limit the Company's ability to effect future financings and may otherwise restrict corporate activities, including the Company's ability to respond to market conditions, to provide for unanticipated capital expenditures (including capital expenditures for environmental matters) or to take advantage of business opportunities which may arise or to take actions that require funds in excess of those available to the Company. However, the Company believes that cash provided by operations, unused borrowing capacity under the 1995 Revolving Credit Facility and access to financing in public and private markets will be sufficient to enable it to fund capital expenditures (including planned capital expenditures for environmental matters) and meet its debt service requirements for the foreseeable future.

     Assuming a favorable resolution of the U.S. Tax Court appeal discussed in "Legal Proceedings," the Company will have approximately $131 million of net operating loss ("NOL") carryforwards as of December 31, 1994 for federal income tax purposes which expire as follows: $11 million in 2007, $47 million in 2008 and $73 million in 2009. The aggregate amount of net operating loss carryforwards available to the Company as of December 31, 1994 could be reduced to approximately $71 million if the U.S. Tax Court decision is affirmed. Further, under the Internal Revenue Code of 1986, as amended (the "Code"), the utilization of NOL carryforwards against future taxable income is potentially limited if the Company experiences an "ownership change," as defined in the Code. The Company believes that it did not experience an ownership change in connection with the Offering or that, if it did, the resulting limitation on NOL carryforward utilization is not expected to have a significant effect on the Company's financial condition or on its results of operations. It is possible, however, that following the Offering, future events (such as transfers of Common Stock by shareholders, or certain Common Stock issuances) could cause an ownership change which under the circumstances



                                    - 28 -
at that time could result in a limitation on the Company's ability to utilize NOL carryforwards existing at such time to offset future taxable income.

     Refer to Note 7 to the audited consolidated financial statements for a description of certain matters related to income taxes. See "Legal Proceedings."

Seasonality

     During the years ended December 31, 1994, 1993, and 1992, a slightly higher amount of the Company's revenues and EBITDA have been recognized during the second and third quarters. The Company expects to fund seasonal working capital needs from the 1995 Revolving Credit Facility.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of FORT HOWARD CORPORATION:


     We have audited the accompanying consolidated balance sheets of Fort Howard Corporation (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income and cash flows for the years ended December 31, 1994, 1993 and 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fort Howard Corporation and subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for the years ended December 31, 1994, 1993 and 1992, in conformity with generally accepted accounting principles.

     As discussed in Notes 1 and 10 to the consolidated financial statements, effective January 1, 1992, the Company changed its method of accounting for postretirement benefits other than pensions.


                                          ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin,
January 31, 1995

FORT HOWARD CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)



                                         For the Years Ended December 31,
                                         --------------------------------
                                          1994         1993         1992
                                          ----         ----         ----

Net sales............................. $1,274,445   $ 1,187,387   $1,151,351
Cost of sales.........................    867,357       784,054      726,356
                                       ----------   -----------   ----------
Gross income..........................    407,088       403,333      424,995
Selling, general and administrative...    110,285        96,966       97,620
Amortization of goodwill..............         --        42,576       56,700
Goodwill write-off....................         --     1,980,427           --
Environmental charge..................     20,000            --           --
                                       ----------   -----------   ----------
Operating income (loss)...............    276,803    (1,716,636)     270,675
Interest expense......................    337,701       342,792      338,374
Other (income) expense, net...........        118        (2,996)       2,101
                                       ----------   -----------   ----------
Loss before taxes.....................    (61,016)   (2,056,432)     (69,800)
Income taxes (credit).................    (18,891)      (16,314)        (398)
                                       ----------   -----------   ----------
Loss before extraordinary items
  and adjustment for
  accounting change...................    (42,125)   (2,040,118)     (69,402)
Extraordinary items--losses on
  debt repurchases (net of income
   taxes of $14,731 in 1994 and
   $7,333 in 1993)....................    (28,170)      (11,964)          --
Adjustment for adoption of
   SFAS No. 106 (net of income
   taxes of $6,489)...................         --            --      (10,587)
                                       ----------   -----------   ----------
Net loss.............................. $  (70,295)  $(2,052,082)  $  (79,989)
                                       ==========   ===========   ==========

Loss per share:
  Net loss before extraordinary
  items and adjustment for
  accounting change................... $    (1.11)  $    (53.54)  $    (1.82)
  Extraordinary items.................      (0.74)        (0.31)          --
  Adjustment for adoption of
     SFAS No. 106.....................         --            --        (0.28)
                                       ----------   -----------   ----------
  Net loss............................ $    (1.85)  $    (53.85)  $    (2.10)
                                       ==========   ===========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

FORT HOWARD CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)


                                                         December 31,
                                                      -------------------
                                                      1994           1993
                                                      ----           ----

Assets
  Current assets:
    Cash and cash equivalents..................  $       422    $       227
    Receivables, less allowances of $1,589
      in 1994 and $2,366 in 1993...............      123,150        105,834
    Inventories................................      130,843        118,269
    Deferred income taxes......................       20,000         14,000
    Income taxes receivable....................        5,200          9,500
                                                 -----------    -----------
      Total current assets.....................      279,615        247,830
  Property, plant and equipment................    1,932,713      1,845,052
    Less: Accumulated depreciation.............      611,762        516,938
                                                 -----------    -----------
      Net property, plant and equipment........    1,320,951      1,328,114
  Other assets.................................       80,332         73,843
                                                 -----------    -----------
        Total assets...........................  $ 1,680,898    $ 1,649,787
                                                 ===========    ===========

Liabilities and Shareholders' Deficit
  Current liabilities:
    Accounts payable...........................  $   100,981    $   101,665
    Interest payable...........................       84,273         54,854
    Income taxes payable.......................          224            122
    Other current liabilities..................       75,450         70,138
    Current portion of long-term debt..........      116,203        112,750
                                                 -----------    -----------
      Total current liabilities................      377,131        339,529
  Long-term debt...............................    3,189,644      3,109,838
  Deferred and other long-term income taxes....      209,697        243,437
  Other liabilities............................       41,162         26,088
  Common Stock with put right..................       11,711         11,820
  Shareholders' deficit:
    Common Stock...............................      600,471        600,459
    Cumulative translation adjustment..........       (2,330)        (5,091)
    Retained deficit...........................   (2,746,588)    (2,676,293)
                                                  ----------    -----------
      Total shareholders' deficit..............   (2,148,447)    (2,080,925)
                                                  ----------    -----------
        Total liabilities and shareholders'
          deficit..............................  $ 1,680,898    $ 1,649,787
                                                 ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

FORT HOWARD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                              For the Year Ended December 31,
                                              -------------------------------
                                               1994        1993        1992
                                               ----        ----        ----
Cash provided from (used for) operations:
  Net loss.................................. $(70,295) $(2,052,082)  $(79,989)
  Depreciation and amortization.............   95,727      130,671    137,977
  Goodwill write-off........................       --    1,980,427         --
  Non-cash interest expense.................   74,238      100,844    139,700
  Deferred income taxes (credit)............  (33,832)     (17,874)   (17,799)
  Environmental charge......................   20,000           --         --
  Employee stock compensation...............       --       (7,832)     1,120
  Pre-tax loss on debt repurchases..........   42,901       19,297         --
  Pre-tax adjustment for adoption of
    SFAS No. 106............................       --           --     17,076
  Increase in receivables...................  (17,316)      (2,343)    (5,284)
  Increase in inventories...................  (12,574)     (17,294)    (1,215)
  (Increase) decrease in income taxes
    receivable..............................    4,300       (7,000)    (2,500)
  Increase (decrease) in accounts payable...     (684)      (2,740)    13,572
  Increase (decrease) in interest payable...   29,419        21,797      (298)
  Increase (decrease) in income taxes
    payable.................................      102        (1,670)   (5,094)
  All other, net............................   (6,896)        6,848    12,684
                                             --------  ------------  --------
      Net cash provided from operations.....  125,090       151,049   209,950
Cash used for investment activities:
  Additions to property, plant and
    equipment...............................  (83,559)     (165,539) (232,844)
  Acquisition of Stuart Edgar Limited,
    net of acquired cash of $749............       --            --    (8,302)
                                             --------  ------------  --------
      Net cash used for investment
        activities..........................  (83,559)     (165,539) (241,146)
Cash provided from (used for)
  financing activities:
  Proceeds from long-term borrowings........  750,000       887,088   189,518
  Repayment of long-term borrowings......... (759,202)     (841,399) (167,731)
  Debt issuance costs.......................  (32,134)      (31,160)       --
                                             --------  ------------  --------
      Net cash provided from (used for)
        financing activities................  (41,336)       14,529    21,787
                                             --------  ------------  --------
Increase (decrease) in cash.................      195            39    (9,409)
Cash, beginning of year.....................      227           188     9,597
                                             --------  ------------  --------
      Cash, end of year..................... $    422  $        227  $    188
                                             ========  ============  ========
Supplemental Cash Flow Disclosures:
  Interest paid............................. $237,650  $    228,360  $208,051
  Income taxes paid, net.................... $  2,483  $      4,432  $  9,997

The accompanying notes are an integral part of these consolidated financial statements.

FORT HOWARD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1994

1. SIGNIFICANT ACCOUNTING POLICIES

     (A) PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Fort Howard Corporation and all domestic and foreign subsidiaries. Assets and liabilities of foreign subsidiaries are translated at the rates of exchange in effect at the balance sheet date. Income amounts are translated at the average of the monthly exchange rates. The cumulative effect of translation adjustments is deferred and classified as a cumulative translation adjustment in the consolidated balance sheet. The Company does not hedge its translation exposure. The Company does not engage in material hedging activity with respect to foreign currency transaction risks. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to conform prior years' data to the current format.

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

     (D) PROPERTY, PLANT AND EQUIPMENT -- Prior to August 9, 1988, property, plant and equipment were stated at original cost and depreciated using the straight-line method. Effective with the Acquisition (as defined below), properties were adjusted to their estimated fair values and are being depreciated on a straight-line basis over useful lives of 30 to 50 years for buildings and 2 to 25 years for equipment.

     Assets under capital leases principally arose in connection with sale and leaseback transactions as described in Note 9 and are stated at the present value of future minimum lease payments. These assets are amortized over the respective periods of the leases which range from 15 to 25 years.
Amortization of assets under capital leases is included in depreciation expense.

     The Company follows the policy of capitalizing interest incurred in conjunction with major capital expenditure projects. The amounts capitalized in 1994, 1993 and 1992 were $4,230,000, $8,369,000 and $11,047,000, respectively.

     (E) REVENUE RECOGNITION -- Sales of the Company's paper products are recorded upon shipment of products.

     (F) ENVIRONMENTAL EXPENDITURES -- Environmental expenditures that relate to current operations are expensed or capitalized as appropriate.
Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when material environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Recoveries of environmental remediation costs from other potentially responsible parties and recoveries from insurance carriers are not recorded as assets until such time as their receipt is deemed probable and the amounts are reasonably estimable.

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

     (H) EMPLOYEE BENEFIT PLANS -- A substantial majority of the Company's employees are covered under defined contribution plans. The Company's annual contributions to defined contribution plans are based on pre-tax income, subject to percentage limitations on participants' earnings and a minimum return on shareholders' equity. In recent years, the Company made discretionary contributions as permitted under the plans. Participants may also contribute a certain percentage of their wages to the plans. Costs charged to operations for defined contributions plans were approximately $12,716,000, $12,725,000 and $11,716,000 for the years ended December 31,
1994, 1993 and 1992, respectively.

     Employees retiring prior to February 1, 1990 from the Company's U.S. tissue operations who had met certain eligibility requirements are entitled to postretirement health care benefit coverage. These benefits are subject to deductibles, copayment provisions, a lifetime maximum benefit and other limitations. In addition, employees who retire after January 31, 1990 at age 55 or older with ten years of service may purchase health care benefit coverage from the Company up to age 65. The Company has reserved the right to change or terminate this benefit for active employees at any time. As of January 1, 1992, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The standard requires that the expected cost of postretirement health care benefits be charged to expense during the years that employees render service (see Note 10). Prior to 1992, the annual cost of these benefits had been expensed as claims and premiums were paid. Employees of the Company's U.K. tissue operations are not entitled to Company-provided postretirement benefit coverage.

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

     (J) INCOME TAXES -- The Company follows SFAS No. 109, "Accounting for Income Taxes." As a result, deferred income taxes are provided to recognize temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The principal difference relates to depreciation expense. Deferred income tax expense represents the change in the deferred income tax asset and liability balances, excluding the deferred tax benefit related to extraordinary losses.

     (K) SUBSEQUENT EVENT -- On January 31, 1995, the Company's shareholders approved an increase in the number of authorized shares of voting Common Stock to 99,400,000 shares and approved a 6.5-for-one stock split of the Common Stock, effective January 31, 1995. All share and per share amounts included in the consolidated financial statements and notes thereto have been restated to give effect to the increase in authorized shares and the stock split.

     (L) LOSS PER SHARE -- Loss per share has been computed on the basis of the average number of common shares outstanding during the years. The average number of shares used in the computation was 38,103,215, 38,107,154 and 38,107,453 for the years ended December 31, 1994, 1993 and 1992, respectively. The assumed exercise of all outstanding stock options has been excluded from the computation of loss per share in 1994, 1993 and 1992 because the result was antidilutive.

     (M) SEGMENT INFORMATION -- The Company operates in one industry segment as a manufacturer, converter and marketer of a diversified line of single-use paper products for the home and away-from-home markets.

2. INVENTORIES

     Inventories are summarized as follows:

                                                             December 31,
                                                           ----------------
                                                           1994        1993
                                                           ----        ----
                                                            (In thousands)
Components
  Raw materials and supplies..........................   $ 63,721    $ 61,285
  Finished and partly-finished products...............     67,122      56,984
                                                         --------    --------
                                                         $130,843    $118,269
                                                         ========    ========

Value at lower of cost or market:
  First-in, first-out (FIFO)..........................   $107,493    $ 94,436
  Average cost by specific lot........................     23,350      23,833
                                                         --------    --------
                                                         $130,843    $118,269
                                                         ========    ========

3. PROPERTY, PLANT AND EQUIPMENT

     The Company's major classes of property, plant and equipment are:

                                                             December 31,
                                                         -------------------
                                                         1994           1993
                                                         ----           ----
                                                            (In thousands)

Land..............................................   $   44,422    $   44,429
Buildings.........................................      325,395       318,955
Machinery and equipment...........................    1,527,865     1,367,839
Construction in progress..........................       35,031       113,829
                                                     ----------    ----------
                                                     $1,932,713    $1,845,052
                                                     ==========    ==========

     Included in the property, plant and equipment totals above are assets under capital leases, as follows:

                                                           December 31,
                                                         ----------------
                                                         1994        1993
                                                         ----        ----
                                                           (In thousands)

Buildings.........................................    $  4,012    $  3,989
Machinery and equipment...........................     186,281     185,624
                                                      --------    --------
    Total assets under capital leases.............    $190,293    $189,613
                                                      ========    ========

4. GOODWILL

     Changes in the Company's goodwill are summarized as follows:

                                                      Year Ended December 31,
                                                      -----------------------
                                                         1993         1992
                                                         ----         ----
                                                          (In thousands)

Balance, beginning of year........................   $ 2,023,416   $2,075,525
Acquisition of Stuart Edgar.......................            --        6,043
Amortization of goodwill..........................       (42,576)     (56,700)
Effects of foreign currency translation...........          (413)      (1,452)
Goodwill write-off................................    (1,980,427)          --
                                                     -----------   ----------
Balance, end of year..............................   $        --   $2,023,416
                                                     ===========   ==========

     Low industry operating rates and aggressive competitive activity among tissue producers resulting from the recession, additions to capacity and other factors adversely affected tissue industry operating conditions and the Company's operating results from 1991 through September 30, 1993.
Accordingly, the Company revised its projections and determined that its projected results would not support the future amortization of the Company's remaining goodwill balance of approximately $1.98 billion at September 30, 1993.

     The methodology employed to assess the recoverability of the Company's goodwill first involved the projection in September 1993 of operating results forward 35 years, which approximated the remaining amortization period of the goodwill as of October 1, 1993. The Company then evaluated the recoverability of goodwill on the basis of this forecast of future operations as of September 30, 1993. Based on such forecast, the cumulative net income before goodwill amortization of approximately $100 million over the remaining 35-year amortization period was insufficient to recover the goodwill balance. Accordingly, the Company wrote off its remaining goodwill balance of $1.98 billion in the third quarter of 1993.

     The Company's forecast as of September 30, 1993 assumed that sales volume increases would be limited to production from a new paper machine then under construction at the Company's Muskogee mill which was subsequently started-up in 1994 and that further capacity expansion was not justifiable given the Company's high leverage and adverse tissue industry operating conditions.
Such projections assumed that net selling price and cost increases would approximate 1% per year, based on the Company's annual historical price increase trend for the years 1984 through 1993 and management's estimates of future performance. Through the year 2001, the Company's projections as of September 30, 1993 indicated that interest expense would exceed operating income, which is determined after deducting annual depreciation expense. However, projected operating income before depreciation was adequate to cover projected interest expense. Inflation and interest rates were assumed to remain low at 1993 levels during the projected period. Each of the Company's






                                    - 38 -
then outstanding higher yielding debt securities, the 12 3/8% Senior Subordinated Notes due 1997 (the "12 3/8% Notes"), the 12 5/8% Subordinated Debentures due 2000 (the "12 5/8% Debentures") and the 14 1/8% Junior Subordinated Discount Debentures due 2004 (the "14 1/8% Debentures"), were further assumed to be refinanced at lower interest rates. Total capital expenditures were projected to approximate $55-$80 million annually over the ten years ending December 31, 2003 plus $32 million in 1994 to complete the Muskogee mill expansion and another $32 million over 1994 and 1995 for a new coal-fired boiler under construction at the Company's Savannah mill. Management believed that the projected future results based on these assumptions were the most likely scenario at the time given the Company's high leverage and adverse tissue industry operating conditions experienced for the period 1991 through September 30, 1993.

5. OTHER ASSETS

     The components of other assets are as follows:

                                                             December 31,
                                                            ---------------
                                                            1994       1993
                                                            ----       ----
                                                             (In thousands)

Deferred loan costs, net of accumulated amortization....   $76,640    $71,459
Prepayments and other...................................     3,692      2,384
                                                           -------    -------
                                                           $80,332    $73,843
                                                           =======    =======

     Amortization of deferred loan costs for the years ended December 31, 1994, 1993 and 1992 totaling $13,466,000, $13,488,000 and $14,910,000, respectively, is reported as non-cash interest expense. During 1994, $14,195,000 of deferred loan costs were written off in conjunction with the retirement of long-term debt, $21,584,000 of deferred loan costs were incurred for the issuance of the 8 1/4% Senior Notes due 2002 (the "8 1/4% Notes") and the 9% Senior Subordinated Notes due 2006 (the "9% Notes"), and $10,550,000 of deferred loan costs were incurred for the purchase of interest rate cap agreements. During 1993, $19,297,000 of deferred loan costs were written off in conjunction with the retirement of long-term debt and $31,160,000 of deferred loan costs were incurred for the issuance of a new bank term loan (the "1993 Term Loan"), the 9 1/4% Senior Unsecured Notes due 2001 (the
"9 1/4% Notes") and the 10% Subordinated Notes due 2003 (the "10% Notes") and for the purchase of an interest rate cap agreement (see Note 8).















                                    - 39 -

6. OTHER CURRENT LIABILITIES

     The components of other current liabilities are as follows:

                                                             December 31,
                                                            ---------------
                                                            1994       1993
                                                            ----       ----
                                                             (In thousands)

Salaries and wages......................................   $41,959    $38,152
Contributions to employee benefit plans.................    12,816     12,805
Taxes other than income taxes...........................     5,615      5,492
Other accrued expenses..................................    15,060     13,689
                                                           -------    -------
                                                           $75,450    $70,138
                                                           =======    =======

7. INCOME TAXES

     The income tax provision (credit) includes the following components:

                                                  Year Ended December 31,
                                                -----------------------------
                                                1994         1993        1992
                                                ----         ----        ----
                                                       (In thousands)
Current
  Federal..................................  $  1,800    $ (6,012)   $ 10,501
  State....................................       509         465         411
  Foreign..................................    (2,099)       (225)         --
                                             --------    --------    --------
      Total current........................       210      (5,772)     10,912
Deferred
  Federal..................................   (18,826)     (7,731)    (13,678)
  State....................................    (2,793)     (2,956)     (2,380)
  Foreign..................................     2,518         145       4,748
                                             --------    --------    --------
      Total deferred.......................   (19,101)    (10,542)    (11,310)
                                             --------    --------    --------
                                             $(18,891)   $(16,314)   $   (398)
                                             ========    ========    ========

















                                    - 40 -
     The effective tax rate varied from the U.S. federal tax rate as a result of the following:

                                                    Year Ended December 31,
                                                    -----------------------
                                                    1994     1993     1992
                                                    ----     ----     ----

U.S. federal tax rate............................  (34.0)%  (34.0)%  (34.0)%
Amortization of intangibles......................     --     33.4     27.6
State income taxes net of U.S. tax benefit.......   (4.1)    (0.1)    (3.0)
Interest on long-term income taxes...............    3.3       --      5.7
Permanent differences related to accruals........    3.3       --       --
Other, net.......................................    0.5     (0.1)     3.1
                                                   -----    -----    -----
Effective tax rate...............................  (31.0)%   (0.8)%   (0.6)%
                                                   =====    =====    =====

     The domestic and foreign components of loss before income taxes are as follows:

                                                Year Ended December 31,
                                             -----------------------------
                                             1994         1993        1992
                                             ----         ----        ----
                                                     (In thousands)

Domestic.................................  $(62,711)  $(2,048,746)  $(85,597)
Foreign..................................     1,695        (7,686)    15,797
                                           --------   -----------   --------
                                           $(61,016)  $(2,056,432)  $(69,800)
                                           ========   ===========   ========

     The net deferred income tax liability at December 31, 1994 includes $232 million related to property, plant and equipment. All other components of the gross deferred income tax assets and gross deferred income tax liabilities are individually not significant. The Company has not recorded a valuation allowance with respect to any deferred income tax asset.

     In 1992, the Internal Revenue Service (the "IRS") issued a statutory notice of deficiency (the "Notice") to the Company for additional income tax due for the 1988 tax year. In the Notice, the IRS disallowed deductions for its 1988 tax year for fees and expenses, other than interest, related to the 1988 debt financing and refinancing transactions. In disallowing these deductions, the IRS relied on Section 162(k) of the Internal Revenue Code (the "Code") (which denies deductions for otherwise deductible amounts paid or incurred in connection with stock redemptions). The Company had deducted a portion of the disallowed fees and expenses in 1988 and has been deducting the balance of the fees and expenses over the terms of the 1988 long-term debt financing and refinancing. Following receipt of the Notice, the Company filed a petition in the U.S. Tax Court contesting the deficiency. In August 1994, the U.S. Tax Court issued its opinion in which it essentially adopted the interpretation of Code Section 162(k) advanced by the IRS and disallowed the deductions claimed by the Company. At present, the U.S. Tax Court is preparing an order in which it will determine the amount of the tax deficiency owed by the Company as a result of the court's decision. The Company intends to appeal the U.S. Tax Court decision to the U.S. Court of Appeals for the


                                    - 41 -
Seventh Circuit. In anticipation of its appeal, the Company has paid to the IRS tax of approximately $5 million potentially due for its 1988 tax year pursuant to the U.S. Tax Court opinion along with $4 million for the interest accrued on such tax. If the decision of the U.S. Tax Court is ultimately sustained, the Company estimates that the potential amount of additional taxes due on account of such disallowance for the period 1989 through 1994 would be approximately $34 million and for the period after 1994 (assuming current statutory tax rates) would be approximately $4 million, in each case exclusive of interest. While the Company is unable to predict the final result of its appeal of the U.S. Tax Court decision with certainty, it has accrued for the potential tax liability as well as for the interest charges thereon for the period 1989 through 1994 and thus the Company believes that the ultimate resolution of this case will not have a material adverse effect on the Company's financial condition or on its results of operations.

     Assuming a favorable resolution of the U.S. Tax Court appeal, the Company will have approximately $131 million of net operating loss carryforwards as of December 31, 1994 for federal income tax purposes which expire as follows:
$11 million in 2007, $47 million in 2008 and $73 million in 2009. The aggregate amount of net operating loss carryforwards available to the Company as of December 31, 1994 could be reduced to approximately $71 million if the U.S. Tax Court decision is affirmed. During 1994, the Company reclassified $11 million from the liability for other long-term income taxes to the liability for current income taxes principally to reflect the payments totaling $9 million made to the IRS with respect to the 1988 tax year.


































                                    - 42 -


8. LONG-TERM DEBT

     Long-term debt and capital lease obligations, including amounts payable within one year, are summarized as follows:

                                                             December 31,
                                                           ----------------
                                                           1994        1993
                                                           ----        ----
                                                            (In thousands)
1988 Term Loan, at prime plus 1.50% or, subject to
  certain limitations, at a reserve adjusted
  Eurodollar rate plus 2.25% subject to downward
  adjustment if certain financial criteria are
  met (at a weighted average rate of 8.19% at
  December 31, 1994), due in varying annual
  repayments with a final maturity of
  December 31, 1996.................................... $  224,534  $  331,753
1988 Revolving Credit Facility, at prime plus
  1.50% or, subject to certain limitations,
  at a reserve adjusted Eurodollar rate plus
  2.25% subject to downward adjustment if certain
  financial criteria are met (at a weighted
  average rate of 8.66% at December 31, 1994),
  due December 31, 1996................................    196,500     243,700
1993 Term Loan, at prime plus 1.75% or, subject
  to certain limitations, at a reserve adjusted
  Eurodollar rate plus 3.0% (8.57% at
  December 31, 1994), due May 1, 1997..................    100,000     100,000
Senior Secured Notes, at three month LIBOR plus
  2.75% to 3.50% (9.13% to 9.88% at December 31, 1994),
  due in varying amounts between 1996 and 2000.........    300,000     300,000
Senior Unsecured Notes, 9 1/4%, due March 15, 2001.....    450,000     450,000
Senior Unsecured Notes, 8 1/4%, due February 1, 2002...    100,000          --
Senior Subordinated Notes, 12 3/8%, repurchased
  in 1994..............................................         --     333,910
Senior Subordinated Notes, 9%, due February 1, 2006....    650,000          --
Subordinated Debentures, 12 5/8%, due November 1, 2000.    145,815     383,910
Subordinated Notes, 10%, due March 15, 2003............    300,000     300,000
Junior Subordinated Discount Debentures, 14 1/8%,
  due November 1, 2004.................................    566,869     506,186
Capital lease obligations, at interest rates
  approximating 10.9%..................................    182,936     184,023
Pollution Control Revenue Refunding Bonds, 7.90%,
  due October 1, 2005..................................     42,000      42,000
Debt of foreign subsidiaries, at rates ranging from
  7.00% to 8.36%, due in varying annual installments
  through March 2001...................................     47,193      47,106
                                                        ----------  ----------
                                                         3,305,847   3,222,588
Less: Current portion of long-term debt................    116,203     112,750
                                                        ----------  ----------
                                                        $3,189,644  $3,109,838
                                                        ==========  ==========





                                    - 43 -



     The aggregate fair values of the Company's long-term debt and capital lease obligations approximated $3,152 million and $3,276 million compared to aggregate carrying values of $3,306 million and $3,223 million at December 31, 1994 and 1993, respectively. The fair values of the Term Loan, Revolving Credit Facility and 1993 Term Loan are estimated based on secondary market transactions in such securities. Fair values for the Senior Secured Notes, the 9 1/4% Notes, the 8 1/4% Notes, the 9% Notes, the 12 5/8% Debentures, the 10% Notes, the 14 1/8% Debentures and the Pollution Control Revenue Refunding Bonds were estimated based on trading activity in such securities. Of the capital lease obligations, the fair values of 1991 Series Pass Through Certificates were estimated based on trading activity in such securities. The fair values of other capital lease obligations were estimated based on interest rates implicit in the valuation of the 1991 Series Pass Through Certificates. The fair value of debt of foreign subsidiaries is deemed to approximate its carrying amount.

     The 14 1/8% Debentures did not accrue interest in cash until November 1, 1994, and were issued at a discount to yield a 14 1/8% effective annual rate. The 14 1/8% Debentures require payments of interest in cash commencing on May 1, 1995. Interest incurred in 1994 through October and for the years ended December 31, 1993 and 1992 related to these debentures was added to the balance due.

     On February 9, 1994, the Company sold $100 million principal amount of 8 1/4% Notes and $650 million principal amount of 9% Notes in a registered public offering (collectively, the "1994 Notes"). Net proceeds from the sale of the 1994 Notes were applied to the repurchase of all the remaining 12 3/8% Notes at the redemption price of 105% of the principal amount thereof, to the repurchase of $238 million of 12 5/8% Debentures at the redemption price of 105% of the principal amount thereof, to the prepayment of $100 million of the 1988 Term Loan, to the repayment of a portion of the Company's indebtedness under the 1988 Revolving Credit Facility and to the payment of fees and expenses.

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

     The Company incurred an extraordinary loss of $28 million (net of income taxes of $15 million) in the first quarter of 1994 representing the redemption premiums on the repurchases of the 12 3/8% Notes and the 12 5/8% Debentures, and the write-off of deferred loan costs associated with the prepayment of $100 million of the 1988 Term Loan and the repurchases of the 12 3/8% Notes and the 12 5/8% Debentures.




                                    - 44 -
     On March 22, 1993, the Company sold $450 million principal amount of 9 1/4% Notes and $300 million principal amount of 10% Notes in a registered public offering. On April 21, 1993, the Company borrowed $100 million pursuant to the 1993 Term Loan. Proceeds from the sale of the 9 1/4% Notes and the 10% Notes and from the 1993 Term Loan were applied to the prepayment of $250 million of the 1988 Term Loan, to the repayment of a portion of the Company's indebtedness under the 1988 Revolving Credit Facility, to the repurchase of all the Company's outstanding Junior Subordinated Debentures due 2004 (the "14 5/8% Debentures") and to the payment of fees and expenses. As a result of the repayment of $250 million of the 1988 Term Loan and the repurchases of the 14 5/8% Debentures, the Company incurred an extraordinary loss of $10 million (net of income taxes of $6 million) representing the write-off of unamortized deferred loan costs.

     The 9 1/4% Notes are senior unsecured obligations of the Company, rank equally in right of payment with the other senior indebtedness of the Company and are senior to all existing and future subordinated indebtedness of the Company. The 10% Notes are subordinated in right of payment to all existing and future senior indebtedness of the Company, including the 9% Notes, rank equally with the 12 5/8% Debentures and constitute senior indebtedness with respect to the 14 1/8% Debentures. The 1993 Term Loan constitutes senior secured indebtedness of the Company.

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

     Debt of foreign subsidiaries bears interest at floating rates and is secured by certain assets of Fort Sterling and Stuart Edgar but is nonrecourse to the Company.

     Obligations under the Bank Credit Agreement, the 1993 Term Loan Agreement, the Senior Secured Notes and debt of foreign subsidiaries bear interest at floating rates. The Company's policy is to enter into interest rate cap and swap agreements as a hedge to effectively fix or limit its exposure to floating interest rates to, at a minimum, comply with the terms of its senior secured debt agreements. The Company is a party to LIBOR-based interest rate cap agreements which limit the interest cost to the Company with respect to $500 million of floating rate obligations to 6% plus the Company's borrowing margin until June 1, 1996 and to 8% plus the Company's borrowing margin from June 1, 1996 until June 1, 1999. At current market rates at December 31, 1994, the fair value of the Company's interest rate cap agreements is $23 million. The counterparties to the Company's interest rate cap agreements consist of major financial institutions. While the Company is exposed to credit risk to the extent of nonperformance by these counterparties, management monitors the risk of default by the counterparties and believes that the risk of incurring losses due to nonperformance is remote.







                                    - 45 -

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

     Among other restrictions, the Bank Credit Agreement, the 1993 Term Loan Agreement, the Senior Secured Note Agreement, the debt of foreign subsidiaries and the Company's indentures: (1) restrict payments of dividends, repayments of subordinated debt, purchases of the Company's Common Stock, additional borrowings and acquisition of property, plant and equipment; (2) require that the ratios of current assets to current liabilities, senior debt to adjusted net worth plus subordinated debt and earnings before non-cash charges, interest and taxes to cash interest be maintained at prescribed levels; (3) restrict the ability of the Company to make fundamental changes and to enter into new lines of business, the pledging of the Company's assets and guarantees of indebtedness of others and (4) limit dispositions of assets, the ability of the Company to enter lease and sale and leaseback transactions, and investments which might be made by the Company. The Company believes that such limitations should not impair its plans for continued maintenance and modernization of facilities or other operating activities.

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

     At December 31, 1994, receivables totaling $114 million, inventories totaling $131 million and property, plant and equipment with a net book value of $1,313 million were pledged as collateral under the terms of the Bank Credit Agreement, the 1993 Term Loan Agreement, the Senior Secured Note Agreement, the debt of foreign subsidiaries and under the indentures for sale and leaseback transactions.

     The Company is charged a 0.5% fee with respect to any unused balance available under its $350 million 1988 Revolving Credit Facility, and a 2% fee with respect to any letters of credit issued under the 1988 Revolving Credit Facility. At December 31, 1994, $197 million of borrowings reduced available capacity under the 1988 Revolving Credit Facility to $153 million.











                                    - 46 -
     The aggregate annual maturities of long-term debt and capital lease obligations at December 31, 1994, are as follows:

                                                           Amount
                                                           ------
                                                       (In thousands)

        1995........................................     $  116,203
        1996........................................        331,307
        1997........................................        207,793
        1998........................................         87,804
        1999........................................         81,551
        2000 and thereafter.........................      2,481,189
                                                         ----------
                                                         $3,305,847
                                                         ==========

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

    These leases are treated as capital leases in the accompanying consolidated financial statements. Future minimum lease payments at December 31, 1994, are as follows:

          Year Ending December 31,                       Amount
          ------------------------                       ------
                                                     (In thousands)

          1995...................................      $ 23,449
          1996...................................        24,541
          1997...................................        24,541
          1998...................................        24,330
          1999...................................        24,005
          2000 and thereafter....................       362,839
                                                       --------
          Total payments.........................       483,705
          Less imputed interest at
            rates approximating 10.9%............       300,769
                                                       --------
         Present value of capital
            lease obligations....................      $182,936
                                                       ========











                                    - 47 -


10. EMPLOYEE POSTRETIREMENT BENEFIT PLANS

     As of January 1, 1992, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The cumulative effect on years prior to 1992 of adopting SFAS No. 106 is stated separately in the Company's consolidated statement of income for 1992 as a one-time after-tax charge of $10.6 million. This change in accounting principle, excluding the cumulative effect, decreased operating income by $1.2 million in 1992.

     Net periodic postretirement benefit cost included the following components:

                                                      Year Ended December 31,
                                                      -----------------------
                                                      1994      1993     1992
                                                      ----      ----     ----
                                                          (In thousands)

Service cost......................................  $1,138    $1,140   $  902
Interest cost.....................................   1,719     1,800    1,366
Other.............................................      85        99       --
                                                    ------    ------   ------
  Net periodic postretirement benefit cost........  $2,942    $3,039   $2,268
                                                    ======    ======   ======

    The following table sets forth the components of the plan's unfunded accumulated postretirement benefit obligation:

                                                             December 31,
                                                           ----------------
                                                           1994        1993
                                                           ----        ----
                                                            (In thousands)
Accumulated postretirement benefit obligation:
  Retirees............................................   $ 7,068     $ 7,504
  Fully eligible active plan participants.............     3,411       4,401
  Other active plan participants......................    11,505      12,037
                                                         -------     -------
                                                          21,984      23,942
Unrecognized actuarial gains (losses).................       457      (3,517)
                                                         -------     -------
Accrued postretirement benefit cost...................   $22,441     $20,425
                                                        ========    ========

     The medical trend rate assumed in the determination of the accumulated postretirement benefit obligation at December 31, 1994 begins at 11.5% in 1995, decreases 1% per year to 6.5% for 2000 and remains at that level thereafter. Increasing the assumed medical trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $3.2 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost by $0.5 million. The medical trend rate assumed in the determination of the accumulated postretirement benefit obligation as of December 31, 1993 began at 12% in 1994, decreasing 1% per year to 6% for 2000 and remained at that level thereafter.




                                    - 48 -
     The discount rate used in determining the accumulated postretirement benefit obligation was 8% and 7% compounded annually with respect to the 1994 and 1993 valuations, respectively.

11. SHAREHOLDERS' DEFICIT

     The Company is authorized to issue up to 99,400,000 shares of $.01 par value voting Common Stock. At December 31, 1994, 38,107,778 shares were issued and 38,101,239 shares were outstanding. At December 31, 1993, 38,107,778 shares were issued and 38,107,128 shares were outstanding. In addition, 600,000 shares of $.01 par value nonvoting Common Stock have been authorized, of which none were issued or outstanding at both December 31, 1994 and 1993.

     Changes in the Company's shareholders' deficit accounts for the years ended December 31, 1994, 1993 and 1992, are as follows:

                                                       Cumulative
                                             Common    Translation    Retained
                                             Stock     Adjustment     Deficit
                                             ------    -----------    --------
                                                      (In millions)

Balance, December 31, 1991.................  $601         $  7        $  (545)
Net loss...................................    --           --            (80)
Amortization of the increase in fair
  market value of Common Stock with
  put right................................    --           --             (1)
Foreign currency translation adjustment....    --          (11)            --
                                             ----         ----        -------
Balance, December 31, 1992.................   601           (4)          (626)
Net loss...................................    --           --         (2,052)
Decrease in fair market value of Common
  Stock with put right.....................    --           --              2
Foreign currency translation adjustment....    --           (1)            --
                                             ----         ----        -------
Balance, December 31, 1993.................   601           (5)        (2,676)
Net loss...................................    --           --            (71)
Foreign currency translation adjustment....    --            3             --
                                             ----         ----        -------
Balance, December 31, 1994.................  $601         $ (2)       $(2,747)
                                             ====         ====        =======

     The aggregate par value of the Common Stock reported in the amounts above at December 31, 1994 was $381,012.

12. COMMON STOCK WITH PUT RIGHT

     All Common Stock acquired by management investors, including shares acquired by the Company's former chairman and chief executive officer, are collectively referred to as the "Putable Shares." Beginning with the fifth anniversary of the respective dates of purchase of certain of the Putable Shares to the date on which 15% or more of the Company's Common Stock has been sold in one or more public offerings, specified percentages of the shares may be put to the Company at the option of the holders thereof, with certain limitations, at their fair market value. Subject to certain exceptions and prior to the date on which 15% or more of the Company's Common Stock has been


                                    - 49 -
sold in one or more public offerings, management investors who terminate their employment with the Company shall sell their shares of Common Stock and vested options to the Company or its designee. All the Putable Shares owned by the Company's former chairman and chief executive officer became putable to the Company at the time of his resignation.

     During 1993, the Company decreased the estimated fair market valuation of its Common Stock as a result of the effects of adverse tissue industry operating conditions on its long-term earnings forecast and, as a result, reduced the carrying amount of its Common Stock with put right to its original cost. The effect of the adjustment was to reduce both the Common Stock with put right and the retained deficit by approximately $1.4 million.

     Changes in the Company's Common Stock with put right are as follows:

                                                    Year Ended December 31,
                                                  --------------------------
                                                  1994       1993       1992
                                                  ----       ----       ----
                                                        (In thousands)

     Balance, beginning of year...............   $11,820    $13,219    $12,963
     Amortization of the increase (decrease)
     in fair market value and increased
     vested portion of Putable Shares.........        --     (1,399)       256
     Repurchased into Treasury................      (109)        --         --
                                                 -------    -------    -------
     Balance, end of year.....................   $11,711    $11,820    $13,219
                                                 =======    =======    =======

13. STOCK OPTIONS

     Pursuant to the Management Equity Participation Agreement and the Management Equity Plan, 5,253,463 shares of Common Stock are reserved for sale to officers and key employees as stock options as of December 31, 1994. The exercisability of such options is subject to certain conditions. Such options must be exercised within ten years of the date of grant. All such options and shares to be issued under the terms of these plans are restricted as to transferability. Under certain conditions, the Company has the right or obligation to redeem shares issued under terms of the options at a price equal to their fair market value.

     Changes in stock options outstanding are summarized as follows:

                                                                  Exercise
                                                  Number Of         Price
                                                   Options       Per Option
                                                  ---------    ---------------
Balance, December 31, 1991.....................   3,663,803    $15.38 to 18.46
  Options Granted..............................      80,600              18.46
  Options Cancelled............................      (6,890)    15.38 to 18.46
                                                  ---------    ---------------
Balance, December 31, 1992.....................   3,737,513     15.38 to 18.46
  Options Granted..............................      98,800              18.46
  Options Cancelled............................     (10,660)    15.38 to 18.46
                                                  ---------    ---------------
Balance, December 31, 1993.....................   3,825,653     15.38 to 18.46
  Options Cancelled............................     (82,888)    15.38 to 18.46
                                                  ---------    ---------------
Balance, December 31, 1994.....................   3,742,765    $15.38 to 18.46
                                                  =========    ===============
Exercisable at December 31, 1994...............   3,358,537    $15.38 to 18.46
                                                  =========    ===============
Shares available for future grant at
  December 31, 1994............................   1,510,698
                                                  =========

     On January 31, 1995, the Company's shareholders approved the 1995 Stock Incentive Plan under which a total of 3,359,662 shares of Common Stock are reserved for awards to officers and key employees as stock options, stock appreciation rights, restricted stock, performance shares, stock equivalents and dividend equivalents and approved the Non-Employee Director Plan under which a total of 80,000 shares of Common Stock are reserved for grant to non-employee directors. Following adoption of such plans, no additional shares will be available for future grant under the Management Equity Participation Agreement or Management Equity Plan. As a result, the total number of shares available for future grant will be 3,439,662 shares as of January 31, 1995. Any options to be issued subject to the 1995 Stock Incentive Plan will expire not later than ten years after the date on which they are granted. The vesting schedule and exercisability of stock options will generally be based on length of service or attainment of performance goals. On December 19, 1994, the Company's Board of Directors approved the full vesting and exercisability of all unvested options outstanding effective just prior to an initial public offering of Common Stock. If such an offering proceeds, the number of exercisable options would increase to 3,741,465 as of January 31, 1995.

     Until such date on which 15% or more of the Company's Common Stock has been sold in one or more public offerings, the Company amortizes the excess of the fair market value of its Common Stock over the strike price of options granted to employees over the periods the options vest. After such date, no amortization will be required because the options will not be putable to the Company. There was no employee stock compensation expense in 1994. Due to the effects of adverse tissue industry operating conditions on its long-term earnings forecast as of September 30, 1993, the Company decreased the estimated fair market valuation of its Common Stock and, as a result, reversed all previously accrued employee stock compensation expense in 1993. The reversal of the accrued employee stock compensation expense resulted in a credit to operations of $7,832,000 for 1993. Employee stock compensation expense was $1,120,000 for 1992.

14. RELATED PARTY TRANSACTIONS

     Morgan Stanley Group Inc. ("Morgan Stanley Group") and an affiliate acquired a substantial majority equity interest in the Company to effect the Acquisition. At December 31, 1994, Morgan Stanley Group and its affiliates controlled 57% (on a fully diluted basis) of the Company's Common Stock.

     Pursuant to an agreement terminated effective December 31, 1994, Morgan Stanley & Co. Incorporated ("MS&Co") provided financial advisory services to the Company in consideration for which the Company paid MS&Co an annual fee of $1 million. MS&Co was also entitled to reimbursement for all reasonable expenses incurred in the performance of the foregoing services. The Company paid MS&Co $1,023,000, $1,046,000 and $1,096,000 for these and other miscellaneous services in 1994, 1993 and 1992, respectively. The Company is a party to several interest rate cap agreements (see Note 8) including one such agreement with MS&Co which was purchased in 1994 for $2.1 million. In connection with the sale of the 1994 Notes, MS&Co received approximately $20.4 million in underwriting fees in 1994. In 1993, MS&Co received approximately $19.5 million related to the underwriting of the issuance of the 1993 Notes. In 1992, MS&Co received approximately $0.7 million related to the underwriting of the reissuance of the Company's Pollution Control Revenue Refunding Bonds. MS&Co served as lead underwriter for the initial offering of the Company's subordinated debt securities and since the Acquisition has been a market maker with respect to those securities.

15. COMMITMENTS AND CONTINGENCIES

     In 1994, the Company commenced construction of a new coal-fired boiler at its Savannah mill. Total expenditures for the new boiler are projected to be $35 million. As of December 31, 1994, expenditures on the project had totaled $19 million.

     The Company is subject to substantial regulation by various federal, state and local authorities in the U.S. and national and local authorities in the U.K. concerned with the impact of the environment on human health, the limitation and control of emissions and discharges to the air and waters, the quality of ambient air and bodies of water and the handling, use and disposal of specified substances and solid wastes. Financial responsibility for the clean-up or other remediation of contaminated property or for natural resource damages can extend to previously owned or used properties, waterways and properties owned by third parties as well as to prior owners. The Company is involved in a voluntary investigation and potential clean-up of the Lower Fox River in Wisconsin and has been named as a potentially responsible party for alleged natural resource damages related to the Lower Fox River and Green Bay system. In addition, the Company makes capital expenditures and incurs operating expenses for clean-up obligations and other environmental matters arising in its on-going operations.

     Based upon currently available information and analysis, the Company recorded a $20 million charge in the fourth quarter of 1994 for estimated or anticipated liabilities and legal and consulting costs relating to environmental matters arising from past operations. The Company expects these costs to be incurred over an extended number of years.

     The Company and its subsidiaries are parties to other lawsuits and state and federal administrative proceedings in connection with their businesses. Although the final results in all such suits and proceedings cannot be predicted with certainty, the Company currently believes that the ultimate resolution of all of such lawsuits and proceedings, after taking into account the liabilities accrued with respect to such matters, will not have a material adverse effect on the Company's financial condition or on its result of operations.

16. GEOGRAPHIC INFORMATION

     A summary of the Company's operations by geographic area as of December 31, 1994, 1993 and 1992, and for the years then ended is presented below:

                                         United       United
                                         States       Kingdom     Consolidated
                                         ------       -------     ------------
                                                  (In thousands)
  1994
    Net sales........................ $ 1,143,205    $131,240     $ 1,274,445
    Operating income.................     268,620       8,183         276,803
    Identifiable operating assets....   1,517,992     162,906       1,680,898
  1993
    Net sales........................ $ 1,044,174    $143,213     $ 1,187,387
    Operating loss...................  (1,715,777)       (859)     (1,716,636)
    Identifiable operating assets....   1,486,166     163,621       1,649,787
  1992
    Net sales........................ $ 1,008,129    $143,222     $ 1,151,351
    Operating income.................     253,437      17,238         270,675
    Identifiable operating assets....   3,411,833     162,734       3,574,567

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

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     A summary of the quarterly results of operations for 1994 and 1993 follows (in millions, except per share data):

                                First    Second     Third    Fourth    Total
                               Quarter   Quarter   Quarter   Quarter   Year
                               -------   -------   -------   -------   -----
  1994
    Net sales................   $  275   $  315   $   340    $  344   $ 1,274
    Gross income.............       87      107       113       100       407
    Operating income.........       60       79        85        53       277
    Net income (loss) before
      extraordinary item.....      (15)      (2)       --       (25)      (42)
    Extraordinary item-loss
      on debt repurchases....      (28)      --        --        --       (28)
    Net income (loss)........      (43)      (2)       --       (25)      (70)
    Earnings (loss) per share:
      Net income (loss) before
        extraordinary item...    (0.40)   (0.05)     0.01     (0.65)    (1.11)
      Extraordinary item-loss
        on debt repurchases..    (0.74)      --        --        --     (0.74)
      Net income (loss)
        per share............    (1.14)   (0.05)     0.01     (0.65)    (1.85)
    Dividends per share......       --       --        --        --        --

  1993
    Net sales................   $  285   $  302   $   309    $  291   $ 1,187
    Gross income.............       96      101       109        97       403
    Operating income (loss)..       56       61    (1,905)       71    (1,717)
    Net loss before
      extraordinary items....      (26)     (24)   (1,986)       (4)   (2,040)
    Extraordinary items--
      losses on debt
      repurchases............      (10)      --        --        (2)      (12)
    Net loss.................      (36)     (24)   (1,986)       (6)   (2,052)
    Loss per share:
      Net loss before
        extraordinary items..    (0.69)    (0.62)  (52.12)    (0.10)   (53.54)
      Extraordinary items--
        losses on debt
        repurchases..........    (0.25)       --       --     (0.06)    (0.31)
      Net loss per share.....    (0.94)    (0.62)  (52.12)    (0.16)   (53.85)
    Dividends per share......       --        --       --        --        --

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS

     The following table provides certain information about each of the current directors of the Company. Within 90 days following the Closing Date, the Company will appoint two independent directors to the Board of Directors who are not employees of the Company or Morgan Stanley Group and its affiliates. The Company's Board of Directors is divided into three classes of directors serving staggered three-year terms. The terms of office of the directors expire as follows: Ms. Hempel in 1996; Messrs. Riordan and Sica in 1997; and Messrs. DeMeuse, Brennan and Niehaus in 1998.

                                  Present Principal Occupation or Employment;
  Name and Position                       Five-Year Employment History
   with the Company        Age              and other Directorships
  -----------------        ---    -------------------------------------------

Donald H. DeMeuse          58    Chairman of the Board of Directors and
   Chairman of the Board         Chief Executive Officer since March 1992;
   and Chief Executive           President and Chief Executive Officer from
   Officer                       July 1990 to March 1992.  Prior to March
                                 1992, President for more than five years.
                                 Director of Associated Bank Green Bay.

Kathleen J. Hempel         44    Vice Chairman and Chief Financial Officer
   Vice Chairman                 since March 1992; Senior Executive
                                 Vice President and Chief Financial Officer prior to that time. Director of Whirlpool
                                 Corporation.

Michael T. Riordan         44    President and Chief Operating Officer since
   Director                      March 1992; Vice President prior to that
                                 time.

Donald Patrick Brennan     54    Managing Director of MS&Co. since prior to
   Director                      1989 and head of MS&Co.'s Merchant Banking
                                 Division.  Chairman and President of
                                 Morgan Stanley Leveraged Equity Fund II, Inc.
                                 ("MSLEF II, Inc."), Chairman of Morgan
                                 Stanley Capital Partners III, Inc.
                                 ("MSCP III") and Chairman of Morgan
                                 Stanley Venture Partners.  Director of
                                 MS&Co., Jefferson Smurfit Corporation,
                                 PSF Finance Holdings, Inc., Stanklav
                                 Holdings, Inc. and Waterford Wedgwood plc.

                                  Present Principal Occupation or Employment;
  Name and Position                        Five-Year Employment History
   with the Company        Age               and other Directorships
  -----------------        ---    -------------------------------------------

Robert H. Niehaus         39     Managing Director of MS&Co. since 1990
   Director                      Principal of MS&Co. prior to that time.
                                 Vice President and Director of MSLEF II,
                                 Inc. and Vice Chairman of MSCP III.
                                 Director of American Italian Pasta
                                 Company, PSF Finance Holdings, Inc.,
                                 Randall's Food Markets, Inc., Silgan
                                 Corporation, Silgan Holdings Inc., Waterford
                                 Wedgwood U.K. plc (Chairman) and Waterford
                                 Crystal Ltd.

Frank V. Sica              44    Managing Director of MS&Co. since prior
   Director                      to 1989.  Vice President and Director of
                                 MSLEF II, Inc. since 1989 and Vice Chairman of MSCP III. Director of ARM Financial
                                 Group, Inc., Emmis Broadcasting
                                 Corporation, Kohl's Corporation, PageMart,
                                 Inc., Southern Pacific Rail Corporation, and Sullivan Communications, Inc.

EXECUTIVE OFFICERS

The following table provides certain information about each of the current executive officers of the Company. All executive officers are elected by, and serve at the discretion of, the Board of Directors. None of the executive officers of the Company is related by blood, marriage or adoption to any other executive officer or director of the Company.

                                   Present Principal Occupation or Employment;
  Name and Position                        Five-Year Employment History
   with the Company          Age              and other Directorships
  -----------------          ---   -------------------------------------------

Donald H. DeMeuse            58    See description under "Directors and
   Chairman of the Board and       Executive Officers of Registrant --
   Chief Executive Officer         Directors."

Kathleen J. Hempel           44    See description under "Directors and
   Vice Chairman and Chief         Executive Officers of Registrant --
   Financial Officer               Directors."

Michael T. Riordan           44    See description under "Directors and
   President and Chief             Executive Officers of Registrant --
   Operating Officer               Directors."

Andrew W. Donnelly           52    Executive Vice President for more than
   Executive Vice President        five years.

John F. Rowley               54    Executive Vice President for more than
   Executive Vice President        five years.

                                   Present Principal Occupation or Employment;
  Name and Position                        Five-Year Employment History
   with the Company          Age              and other Directorships
  -----------------          ---   -------------------------------------------

George F. Hartmann, Jr.      52    Vice President for more than five years.
   Vice President

R. Michael Lempke            42    Vice President since Septmber 1994;
   Vice President and              Treasurer since November 1989.
   Treasurer

James W. Nellen II           47    Vice President and Secretary for more
   Vice President and              than five years.
   Secretary

Daniel J. Platkowski         44    Vice President for more than five years.
   Vice President

Timothy G. Reilly            44    Vice President for more than five years.
   Vice President

Donald J. Schneider          58    Vice President since July 1989.  Director
   Vice President                  of Research and Development prior to that
                                   time.

Charles L. Szews             38    Vice President since September 1994;
   Vice President and              Controller since November 1989.
   Controller

Charles D. Wilson            50    Vice President since June 1994; Director
   Vice President                  of Government Affairs prior to that time.

David K. Wong                45    Vice President since June 1993; Director of
   Vice President                  Personnel from September 1990 until June
                                   1993. Director of Recruiting and Training prior to that time.

David A. Stevens             46    Assistant Vice President for more than
   Assistant Vice President        five years.


COMMITTEES OF THE BOARD OF DIRECTORS

     The Company's Board of Directors currently has three committees: an Executive Committee, an Audit Committee and a Compensation Committee.

     The Executive Committee is authorized to exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Company, except that it does not have the power or authority to amend the Company's Certificate of Incorporation or By-laws, adopt an agreement of merger or consolidation, recommend to the shareholders the sale, lease or exchange of all or substantially all of the Company's property and assets, recommend to the shareholders the dissolution of the Company, declare a dividend or authorize the issuance of shares of stock. The Executive

Committee acts as a compensation committee for determining certain aspects of the compensation of the executive officers of the Company. The responsibilities of the Compensation Committee include administering the Company's 1995 Stock Incentive Plan and selecting the officers and key employees to whom awards will be granted. The Compensation Committee is comprised of non-management directors. See "--Compensation Committee Interlocks and Insider Participation."

     The responsibilities of the Audit Committee include: recommending to the Board of Directors the independent public accountants to be selected to conduct the annual audit of the accounts of the Company; reviewing the proposed scope of such audit and approving the audit fees to be paid; and reviewing the adequacy and effectiveness of the internal auditing, accounting and financial controls of the Company with the independent public accountants and the Company's financial and accounting staff. The Audit Committee will be comprised of non-management directors.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table presents information concerning compensation paid for services to the Company during fiscal years 1992 through 1994 to the Chief Executive Officer and the four other most highly compensated executive officers (the "Named Executive Officers") of the Company.

                       SUMMARY COMPENSATION TABLE


                                                                  Long-Term
                                                                 Compensation
                                                                 ------------
                                     Annual Compensation            Awards
                              ---------------------------------- ------------
                                                                  Number of
                                                                  Securities
     Name and                                      Other Annual   Underlying     All Other
Principal Position     Year    Salary     Bonus  Compensation(a) Options/SARs Compensation(b)
------------------     ----    ------     -----  --------------- ------------ ---------------
Donald H. DeMeuse     1994    $750,000   $307,500     $7,802          0          $69,366
  Chairman and        1993     653,846     55,250      4,840          0           62,742
  Chief Executive     1992     675,000     55,250      3,831          0           57,480
  Officer

Kathleen J. Hempel    1994    $480,000   $196,820      1,036          0          $27,311
  Vice Chairman and   1993     453,077     38,381          0          0           27,388
  Chief Financial     1992     456,923     37,400          0          0           27,222
  Officer

Michael T. Riordan    1994    $375,000   $153,750      4,671          0          $21,400
  President and       1993     302,885     25,500          0     48,750           18,437
  Chief Operating     1992     248,846     20,171        317          0           15,028
  Officer

Andrew W. Donnelly    1994    $330,000   $135,300        162          0          $18,603
  Executive Vice      1993     350,000     29,750          0          0           20,859
  President           1992     342,692     28,050          0          0           20,133

John F. Rowley        1994    $237,855   $ 96,350        338          0          $13,676
  Executive Vice      1993     255,000     21,675          0          0   -       15,111
  President           1992     244,039     19,975          0          0           14,561



(a)  Consists of amounts reimbursed for the payment of taxes.
(b) Consists of Company contributions to the Company's profit sharing plan and supplemental retirement plan, including Company contributions to the Company's supplemental retirement plan which were paid to the participant.

     The following table presents information concerning unexercised stock options for the Named Executive Officers. No stock options were exercised by the Named Executive Officers during 1994.

           AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                      FISCAL YEAR-END OPTION/SAR VALUES

                                                       Value of Unexercised
                     Number of Unexercised Options   In-the-money Options Held
                        Held at December 31, 1994    at December 31, 1994 (a)
                     -----------------------------   --------------------------
                     Exercisable    Unexercisable    Exercisable  Unexercisable
                     -----------    --------------   -----------  -------------
Donald H. DeMeuse      505,537         37,700             --           --
Kathleen J. Hempel     562,347         13,000             --           --
Michael T. Riordan     119,008         54,600             --           --
Andrew W. Donnelly     141,927         16,900             --           --
John F. Rowley         102,323         15,600             --           --

a) Prior to the Offering, the Common Stock was not registered or publicly traded and, therefore, a public market price for the Common Stock was not available. Without the benefit of the Bank Refinancing and the 1995 Debt Redemptions, the Company believes that none of the exercisable or unexercisable stock options held at December 31, 1994 were in-the-money as of such date. See Notes 12 and 13 of the Company's audited consolidated financial statements.


DIRECTOR'S COMPENSATION

     Prior to the completion of the Offering, directors of the Company did not receive any compensation for service on the Board of Directors. The Company intends to pay all of its directors who are not officers of the Company an annual fee (the "Annual Fee") of $30,000 plus $2,000 for attendance at each meeting, plus $1,000 for attendance at each committee meeting. In addition, the Company intends to reimburse all of its directors for their travel expenses in connection with their attendance at board and committee meetings. The Company intends to pay 50% of the Annual Fee in the form of cash and 50% of the Annual Fee in the form of shares of Common Stock pursuant to the Company's 1995 Stock Plan for Non-Employee Directors. The payment of the cash portion of the Annual Fee may be deferred by any director at such director's election pursuant to the Company's Deferred Compensation Plan for Non-Employee Directors until the earliest of (i) the date of termination of such director's service as a non-employee director, (ii) the date specified by such director in his deferred election form and (iii) the date of such director's death.

EMPLOYMENT AGREEMENTS

     The Named Executive Officers have entered into employment agreements with the Company (the "Employment Agreements") which took effect in 1993. The Employment Agreements contain customary employment terms, have an initial term that expires on December 31, 1997, provide for automatic one-year extensions (unless notice not to extend is given by either party at least six months prior to the end of the effective term) and provide for base annual salaries and annual incentive bonuses. The present base salaries for Mr. DeMeuse, Ms. Hempel, Mr. Riordan, Mr. Donnelly and Mr. Rowley are $750,000, $480,000, $375,000, $330,000 and $250,000, respectively. In addition, the Employment


                                    - 60 -
Agreements for Mr. DeMeuse, Ms. Hempel and Mr. Riordan provide for participation in additional bonus arrangements which may be agreed upon in good faith from time to time with the Company. The Employment Agreements provide that certain payments in lieu of salary and bonus are to be made and certain benefits are to be continued for a stated period following termination of employment. The time periods for such payments vary depending on the cause of termination. The amount of the payments to be made to each individual would vary depending upon such individual's level of compensation and benefits at the time of termination and whether such employment is terminated prior to the end of the term by the Company for "cause" or by the employee for "good reason" (as such terms are defined in the Employment Agreements) or otherwise during the term of the agreements. In addition, the Employment Agreements for Mr. DeMeuse, Ms. Hempel and Mr. Riordan include noncompetition and confidentiality provisions.

MANAGEMENT INCENTIVE PLAN

     The Company maintains a Management Incentive Plan which is administered by the Executive Committee. Participation is based upon individual selection by the Executive Committee from among the full-time salaried employees who, in the judgment of the Chief Executive Officer, serve in key executive, administrative, professional or technical capacities. Presently, approximately 85 individuals participate in the Management Incentive Plan. Awards are based upon the extent to which the Company's financial performance (in terms of net earnings, operating income, earnings per share, cash flow, absolute and/or relative return on equity or assets, pre-tax profits, earnings growth, revenue growth, comparison to peer companies, any combination of the foregoing and/or other appropriate measures in such manner as the Executive Committee deems appropriate) during the year has met or exceeded certain performance goals specified by the Executive Committee. Some performance goals applicable to senior managers may include elements which specify individual achievement objectives directly related to such individual's areas of management responsibility. In determining whether performance goals have been satisfied, the Executive Committee in its discretion may direct that adjustments be made to the performance goals or actual financial performance as reported to reflect extraordinary changes that have occurred during the year. The Executive Committee may alternatively grant a discretionary bonus. A participant must be employed by the Company on the last day of the year in order to receive a bonus for such year, except in the case of death, disability or retirement after age 55, in which case such participant would receive a pro rata bonus. In the event of termination of a participant's employment without "cause" (as defined in the Management Incentive Plan) within two years following a "change in control" (as defined below under "1995 Stock Incentive Plan"), participants will receive a pro rata bonus for such year calculated as if the applicable performance targets have been attained.

     The Board of Directors may terminate or amend the Management Incentive Plan, in whole or in part, at any time; provided that no such termination or amendment may impair any rights which may have accrued under such plan.

SUPPLEMENTAL RETIREMENT PLAN

     In 1983, the Company adopted a Supplemental Retirement Plan (the "Supplemental Retirement Plan"). Participation is limited to employees of the Company who are selected to participate by the Chief Executive Officer. Presently, nine individuals participate in the Supplemental Retirement Plan. Benefits under the Supplemental Retirement Plan are specified in agreements entered into between the Company and each participant. Any benefit granted in favor of an employee also serving as a director must be approved by the Executive Committee. Benefits accrued from the Company are substantially equal to the additional amount that could have been allocated to each participant's account under the Company's Profit Sharing Retirement Plan (the "Profit Sharing Plan") (which is a tax-qualified defined contribution plan with "401(k)" features) if, in the absence of the Code limitations on retirement plan contributions, the participant's entire contribution had been made to the Profit Sharing Plan. Vesting of benefits is determined by reference to each participant's vested percentage under the Profit Sharing Plan. Participants' account balances are credited with earnings based upon the investment performance of the Profit Sharing Plan. Benefits under the Supplemental Retirement Plan are distributable upon death, disability, retirement or separation from service and are payable from the general assets of the Company. The agreement with Mr. DeMeuse provides for an annual cash payment determined by reference to the difference in the amount of the Company's contribution to the Profit Sharing Plan allocated to his Profit Sharing Plan account and the amount which would have been allocated to such account in the absence of the limitations imposed by the Code.

1995 STOCK INCENTIVE PLAN

     The Stock Incentive Plan (the "1995 Plan") is administered by the Compensation Committee, which is comprised exclusively of non-employee Directors, each of whom is "disinterested" within the meaning of Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The 1995 Plan provides for the granting of incentive and nonqualified stock options, stock appreciation rights, restricted stock, performance shares, stock equivalents and dividend equivalents (individually, an "Award" or collectively, "Awards"). Employees who are eligible to receive Awards are those officers or other key employees with potential to contribute to the future success of the Company or its subsidiaries. The Compensation Committee has discretion to select the employees to whom Awards will be granted (from among those eligible), to determine the type, size and terms and conditions applicable to each Award and the authority to interpret, construe and implement the provisions of the 1995 Plan. The Compensation Committee's decisions are binding on the Company and employees eligible to participate in the 1995 Plan and all other persons having any interest in the 1995 Plan. It is presently anticipated that approximately 130 individuals will initially participate in the 1995 Plan.

     A total of 3,359,662 shares of Common Stock may be subject to Awards under the 1995 Plan, subject to adjustment in accordance with the terms of the 1995 Plan. Common Stock issued under the 1995 Plan may be either authorized but unissued shares, treasury shares, or any combination thereof. To the fullest extent permitted under Rule 16b-3 under the Exchange Act and Section 422 of the Code, any shares of Common Stock subject to an Award which lapses, expires or is otherwise terminated without the issuance of such shares may become available for new Awards. The number of dividend equivalents which may be granted under the 1995 Plan will be determined by the Compensation Committee in its discretion; provided, however, that in no event will such number correspond to a greater number of shares than the maximum number of shares available for issuance under the 1995 Plan.

     Set forth below is a description of the types of Awards which may be granted under the 1995 Plan:

     Stock Options. Options (each, an "Option") to purchase shares of Common Stock, which may be nonqualified or incentive stock options, may be granted under the 1995 Plan at an exercise price (the "Option Price") determined by the Compensation Committee in its discretion, provided that the Option Price may be no less than the fair market value of the underlying Common Stock on the date of grant (110% of fair market value in the case of an incentive stock option granted to a ten percent shareholder).

     Options will expire not later than ten years after the date on which they are granted (five years in the case of an incentive stock option granted to a ten percent shareholder). Options become exercisable at such times and in such installments as determined by the Compensation Committee, and such exercisability will generally be based on (i) length of service or (ii) the attainment of performance goals established by the Compensation Committee, provided that no Option may be exercised within the first six months following the date of grant. The Compensation Committee may also accelerate the period for the exercise of any or all Options held by an optionee. Payment of the Option Price must be made in full at the time of exercise in cash, certified or bank check, note or other instrument acceptable to the Compensation Committee. As determined by the Compensation Committee, payment in full or in part may also be made by tendering to the Company shares of Common Stock having a fair market value equal to the Option Price (or such portion thereof), by a "cashless exercise" procedure to be approved by the Compensation Committee or by withholding shares of Common Stock that would otherwise have been received by the optionee.

     Stock Appreciation Rights. A stock appreciation right ("SAR") is an Award entitling an employee to receive an amount equal to (or subject to certain limitations, less than, if the Compensation Committee so determines at the time of grant) the excess of the fair market value of a share of Common Stock on the date of exercise over the exercise price per share specified for the SAR, multiplied by the number of shares of Common Stock with respect to which the SAR was exercised. An SAR granted in connection with an Option will be exercisable to the extent that the related Option is exercisable. Upon the exercise of an SAR related to an Option, the Option related thereto will be cancelled to the extent of the number of shares covered by such exercise, and such shares will no longer be available for grant under the 1995 Plan. Upon the exercise of a related Option, the SAR will be cancelled automatically to the extent of the number of shares covered by the exercise of the Option.
SARs unrelated to an Option will contain such terms and conditions as to exercisability, vesting and duration as the Compensation Committee may determine, but such duration will not be greater than ten years. The Compensation Committee may accelerate the period for the exercise of an SAR unrelated to an Option. Payment upon exercise of an SAR will be made, at the election of the Compensation Committee, in cash, in shares of Common Stock or a combination thereof.

     The Compensation Committee may grant limited stock appreciation rights (an "LSAR") under the 1995 Plan. An LSAR is an SAR which becomes exercisable only in the event of a "change in control" (as defined below). Any such LSAR will be settled solely in cash. An LSAR must be exercised within the 30-day period following a change in control.

     Restricted Stock. An Award of restricted stock ("Restricted Stock") is an Award of Common Stock which is subject to such restrictions as the Compensation Committee deems appropriate, including forfeiture conditions and restrictions against transfer for a period specified by the Compensation

Committee. Restricted Stock Awards may be granted under the 1995 Plan for or without consideration. Restrictions on Restricted Stock may lapse in installments based on factors selected by the Compensation Committee. The Compensation Committee, in its sole discretion, may waive or accelerate the lapsing of restrictions in whole or in part. Prior to the expiration of the restricted period, except as otherwise provided by the Compensation Committee, a grantee who has received a Restricted Stock Award has the rights of a shareholder of the Company, including the right to vote and to receive cash dividends on the shares subject to the Award. Stock dividends issued with respect to shares covered by a Restricted Stock Award will be treated as additional shares under such Award and will be subject to the same restrictions and other terms and conditions that apply to the shares with respect to which such dividends are issued.

     Performance Shares. A performance share Award (a "Performance Share") is an Award of a number of units which represent the right to receive a specified number of shares of Common Stock upon satisfaction of certain specified performance criteria, subject to such other terms and conditions as the Compensation Committee deems appropriate. Performance objectives will be established before, or as soon as practicable after, the commencement of the performance period (the "Performance Period") and may be based on net earnings, operating earnings or income, absolute and/or relative return on equity or assets, earnings per share, cash flow, pre-tax profits, earnings growth, revenue growth, comparisons to peer companies, any combination of the foregoing and/or such other measures, including individual measures of performance, as the Compensation Committee deems appropriate. Prior to the end of a Performance Period, the Compensation Committee, in its discretion and only under conditions which do not affect the deductibility of compensation attributable to Performance Shares under Section 162(m) of the Code, may adjust the performance objectives to reflect an event which may materially affect the performance of the Company, a subsidiary or a division, including, but not limited to, market conditions or a significant acquisition or disposition of assets or other property by the Company, a subsidiary or a division. The extent to which a grantee is entitled to payment in settlement of a Performance Share Award at the end of the Performance Period will be determined by the Compensation Committee, in its sole discretion, based on whether the performance criteria have been met.

     Payment in settlement of a Performance Share Award will be made as soon as practicable following the last day of the Performance Period, or at such other time as the Compensation Committee may determine, in shares of Common Stock.

     Stock Equivalents. A stock equivalent Award (a "Stock Equivalent") is a grant of a number of units valued, in whole or in part by reference to, or otherwise based on, shares of Common Stock. At the discretion of the Compensation Committee, Stock Equivalent Awards may relate in whole or in part to the attainment by the grantee of certain specified performance criteria.

     The Compensation Committee in its discretion will determine the basis for the value of units granted under a Stock Equivalent Award at the time of grant of the Award. In determining unit value, the Committee may use such measures as fair market value or appreciation in the value of a share of Common Stock and may specify the date or dates over which the appreciation shall be measured, in such manner as it deems appropriate.

     Payment in settlement of a Stock Equivalent Award will be made as soon as practicable after the Award is earned, or at such other time as the Compensation Committee may determine, in cash, in shares of Common Stock, or some combination thereof, as determined by the Compensation Committee.

     Dividend Equivalents. A dividend equivalent Award (a "Dividend Equivalent") is an Award which entitles an employee to receive from the Company cash payments, in the same amount that the holder of record of a share of Common Stock on the dividend record date would be entitled to receive as cash dividends on such share of Common Stock.

     Grants of Options, SARs, Performance Share Awards and Stock Equivalent Awards may, in the discretion of the Compensation Committee, earn Dividend Equivalents. The Compensation Committee will establish such rules and procedures governing the crediting of Dividend Equivalents, including any timing and payment contingencies of such Dividend Equivalents, as it deems appropriate or necessary.

     Additional Information. Under the 1995 Plan, if there is any change in the outstanding shares of Common Stock by reason of any stock dividend, recapitalization, merger, consolidation, stock split, combination or exchange of shares or other form of reorganization, or any other change involving the Common Stock, such proportionate adjustments as may be necessary (in the form determined by the Compensation Committee) to reflect such change will be made to prevent dilution or enlargement of the rights with respect to the aggregate number of shares of Common Stock for which Awards in respect thereof may be granted under the 1995 Plan, the number of shares of Common Stock covered by each outstanding Award, and the price per share in respect thereof.
Generally, an individual's rights under the 1995 Plan may not be assigned or transferred (except in the event of death).

     In the event of a change in control and except as the Compensation Committee (as constituted prior to such change in control) may expressly provide otherwise: (i) all Stock Options or SARs then outstanding will become fully exercisable as of the date of the change in control, whether or not then exercisable; (ii) all restrictions and conditions of all Restricted Stock Awards then outstanding will lapse as of the date of the change in control;
(iii) all Performance Share Awards will be deemed to have been fully earned as of the date of the change in control and (iv) all Stock Equivalent Awards will be deemed to be free of any restrictions or conditions and fully earned as of the date of the change in control. The above notwithstanding, any Award granted within six (6) months of a change in control will not be afforded any such acceleration as to exercise, vesting and payment rights or lapsing as to conditions or restrictions. For purposes of the 1995 Plan, a "change in control" shall have occurred when (A) any person (other than (x) the Company, any subsidiary of the Company, any employee benefit plan of the Company or of any subsidiary of the Company, or any person or entity organized, appointed or established by the Company or any subsidiary of the Company for or pursuant to the terms of any such plans, (y) Morgan Stanley Group, MSLEF II, Fort Howard Equity Investors, Fort Howard Equity Investors II, or any of their respective affiliates or (z) any general or limited partner of MSLEF II, Fort Howard Equity Investors or Fort Howard Equity Investors II), alone or together with its affiliates and associates (collectively, an "Acquiring Person")), shall become the beneficial owner of 20% or more of the then outstanding shares of Common Stock or the combined voting power of the Company's then outstanding voting securities (except pursuant to an offer for all outstanding shares of Common Stock at a price and upon such terms and conditions as a majority of the Continuing Directors (as defined below) determine to be in the best interests of the Company and its shareholders (other than an Acquiring Person on whose behalf the offer is being made)), or (B) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors and any new director (other than a director who is a representative or nominee of an Acquiring Person) whose election by the Board of Directors or nomination for election by the Company's shareholders was approved by a vote of at least a majority of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved (collectively, the "Continuing Directors"), no longer constitute a majority of the Board of Directors.

     The 1995 Plan will remain in effect until terminated by the Board of Directors and thereafter until all Awards granted thereunder are satisfied by the issuance of shares of Common Stock or the payment of cash or otherwise terminated pursuant to the terms of the 1995 Plan or under any Award agreements. Notwithstanding the foregoing, no Awards may be granted under the 1995 Plan after the tenth anniversary of the effective date of the 1995 Plan. The Board of Directors may at any time terminate, modify or amend the 1995 Plan; provided, however, that no such amendment, modification or termination may adversely affect an optionee's or grantee's rights under any Award theretofore granted under the 1995 Plan, except with the consent of such optionee or grantee, and no such amendment or modification will be effective unless and until the same is approved by the shareholders of the Company where such shareholder approval is required to comply with Rule 16b-3 under the Exchange Act, or other applicable law, regulation or Nasdaq National Market or stock exchange rule. Rule 16b-3 currently requires shareholder approval if the amendment would, among other things, materially increase the benefits accruing to optionees or grantees under the 1995 Plan.

MANAGEMENT EQUITY PLAN

     Effective as of April 29, 1991, the Board of Directors adopted the Fort Howard Corporation Management Equity Plan (the "Management Equity Plan"). The Management Equity Plan provides for the offer of Common Stock and the grant of options to purchase Common Stock to executive officers and certain other key employees of the Company.

     Executive officers or other key employees of the Company who hold shares of Common Stock or options pursuant to the Management Equity Plan ("Equity Investors") have entered into a Management Equity Plan Agreement with the Company. Executive officers or other key employees of the Company who have acquired shares of Common Stock pursuant to the Management Equity Plan have agreed to become bound by the terms of the Company's Stockholders Agreement. See "Certain Transactions--Stockholders Agreement."

     Options, whether or not vested, may not be transferred, except that vested options may be transferred in certain limited circumstances. Subject to certain exceptions, options which have not vested at the time an Equity Investor's employment is terminated are forfeited to the Company.

     In April 1991, certain executive officers and other key employees of the Company purchased an aggregate of 40,300 shares of Common Stock at $18.46 per share pursuant to the Management Equity Plan. In addition, options to purchase a total of 722,150 shares of Common Stock at an exercise price of $18.46 per share were granted in 1991, 1992 and 1993 pursuant to the

Management Equity Plan to certain executive officers and other key employees of the Company. All options outstanding under the Management Equity Plan became fully vested prior to the consummation of the Offering. Further, the terms and conditions of options to purchase 100,750 shares of Common Stock granted in December 1988 at an exercise price of $15.38 per share pursuant to a predecessor plan are now governed by the Management Equity Plan. The Company does not intend to sell or grant any additional shares of Common Stock or options under the Management Equity Plan.

MANAGEMENT EQUITY PARTICIPATION AGREEMENT

     Mr. DeMeuse, Ms. Hempel, Mr. Riordan and other current executive officers and members of the Company's senior management (the "Management Investors") are parties to an Amended and Restated Management Equity Participation Agreement, as amended, with the Company, Morgan Stanley Group and MSLEF II (the "Management Equity Participation Agreement"), pursuant to which the Management Investors purchased 410,196 shares of Common Stock in 1988 and 31,824 shares of Common Stock in 1990 at $15.38 and $20.77 per share, respectively. Management Investors who purchased shares of Common Stock pursuant to the Management Equity Participation Agreement were also granted stock options to acquire 1,807,338 and 275,990 shares of Common Stock pursuant to the Management Equity Participation Agreement at exercise prices of $15.38 and $18.46 per share, respectively. All such options became fully vested prior to the consummation of the Offering. Certain of the Management Investors have also purchased shares of Common Stock and have been granted options to acquire additional shares of Common Stock pursuant to the terms of the Management Equity Plan. See "--Management Equity Plan."

     The Management Equity Participation Agreement prohibits, except in certain limited circumstances with respect to vested options ("Vested Options"), the transfer of options, whether vested or not vested, held by the Management Investors.

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

     In 1988 and 1990, the Company's former chairman of the board and chief executive officer (the "former executive") acquired shares of Common Stock and was granted options to acquire additional shares of Common Stock pursuant to the Management Equity Participation Agreement. Under the terms of an agreement entered into with the Company at the time of his resignation in July 1990, as amended, he retained his entire interest in the Company's Common Stock and all options to acquire additional shares thereof granted to him pursuant to the Management Equity Participation Agreement were vested. In addition, all the shares of the Company's Common Stock then owned by him became putable to the Company, and he retained certain other put rights previously granted to him with respect to such options and the shares issuable upon the exercise thereof. Such put rights are no longer exercisable, however, the Company has extended the economic benefit of the put right with respect to the shares of Common Stock to the ten-day period following expiration of the 180-day lock-up agreement contained in the Stockholders Agreement in exchange for the former executive's agreement not to exercise his then existing put right with respect to such shares prior to consummation of the Offering.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Executive Committee currently acts as a compensation committee for determining certain aspects of the compensation of the executive officers of the Company. The members of the Executive Committee are Donald H. DeMeuse, the Company's Chairman and Chief Executive Officer, and Donald Patrick Brennan.

     The Executive Committee also administers the Company's Management Incentive Plan under which annual cash awards are paid to employees serving in key executive, administrative, professional and technical capacities. Awards generally are based upon the extent to which the Company's financial performance during the year has met or exceeded certain performance goals specified by the Executive Committee.

     The members of the Compensation Committee are Donald Patrick Brennan and Robert H. Niehaus. The compensation Committee administers the Company's 1995 Plan and selects the officers and key employees to whom Awards under the 1995 Plan will be granted.

     Salaries and employment contract terms are determined by the entire Board of Directors for the Chief Executive Officer, by the Executive Committee for other executive officers who also serve as directors of the Company and by the Company's Chief Executive Officer for other executive officers of the Company.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 17, 1995 by holders known to the Company to have beneficial ownership of more than five percent of the Company's Common Stock, by certain other principal holders, by each of the Company's directors, by the Named Executive Officers, and by all directors and all executive officers of the Company as a group. Information with respect to holders having beneficial ownership of more than five percent of the Company's Common Stock is based on statements filed with the Securities and Exchange Commission pursuant to Sections 13(d) and 13(g) of the Securities Exchange Act of 1934 as of March 27, 1995.

                                            Shares Beneficially Owned
                                          -----------------------------
                                          Number of          Percentage
          Name                             Shares             of Class
          ----                            ---------          ----------

THE MORGAN STANLEY LEVERAGED             20,889,290 (a)         33.1
EQUITY FUND II, L.P.
  1221 Avenue of the Americas
  New York, New York   10020
Mellon Bank, N.A., as Trustee for         6,715,507 (b)         10.6
FIRST PLAZA GROUP TRUST
  1 Mellon Bank Center
  Pittsburgh, Pennsylvania   15258
LEEWAY & CO.                              3,357,750              5.3
  1 Enterprise Drive
  North Quincy, Massachusetts  02171
MORGAN STANLEY GROUP INC.                 3,036,884 (c)          4.8
  1251 Avenue of the Americas
  New York, New York   10020
Donald H. DeMeuse                           710,449 (d)          1.1
Kathleen J. Hempel                          607,691 (e)          1.0
Michael T. Riordan                          190,020 (f)            *
Donald Patrick Brennan                            0               --
Frank V. Sica                                     0               --
Robert H. Niehaus                                 0               --
Andrew W. Donnelly                          175,077 (g)            *
John F. Rowley                              128,793 (h)            *
Directors and Executive Officers          2,511,100 (i)          3.9
  as a Group

*Less than 1%

(a) MSLEF II, Inc. is the sole general partner of MSLEF II and is a wholly owned subsidiary of Morgan Stanley Group. Includes 1,701,290 shares held by Fort Howard Equity Investors II and 663,000 shares held by Fort Howard Equity Investors. Morgan Stanley Equity Investors Inc. is the sole general partner of both of these partnerships and is a wholly owned subsidiary of Morgan Stanley Group.
(b) Mellon Bank, N.A., acts as the trustee (the "Trustee") for First Plaza Group Trust ("First Plaza"), a trust under and for the benefit of certain employee benefit plans of General Motors Corporation ("GM") and its subsidiaries. These shares may be deemed to be owned beneficially by General Motors Investment Management Corporation ("GMIMCo"), a wholly owned subsidiary of GM. GMIMCo's principal business is providing investment advice and investment management services with respect to the assets of certain employee benefit plans of GM and its subsidiaries and with respect to the assets of certain direct and indirect subsidiaries of GM and associated entities. GMIMCo is serving as First Plaza's investment manager with respect to these shares and in that capacity it has the sole power to direct the Trustee as to the voting and disposition of these shares. Because of the Trustee's limited role, beneficial ownership of the shares by the Trustee is disclaimed.
(c) Includes 260,000 shares for which Morgan Stanley Group exercises exclusive voting rights but as to which it disclaims beneficial ownership.

(d) Beneficial ownership includes 543,237 shares which are subject to acquisition within 60 days by exercise of employee stock options.
(e) Beneficial ownership includes 575,347 shares which are subject to acquisition within 60 days by exercise of employee stock options.
(f) Beneficial ownership includes 173,608 shares which are subject to acquisition within 60 days by exercise of employee stock options.
(g) Beneficial ownership includes 158,827 shares which are subject to acquisition within 60 days by exercise of employee stock options.
(h) Beneficial ownership includes 117,923 shares which are subject to acquisition within 60 days by exercise of employee stock options.
(i) Beneficial ownership includes 2,104,638 shares which are subject to acquisition within 60 days by exercise of employee stock options.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCKHOLDERS AGREEMENT

     The Company, Morgan Stanley Group, MSLEF II, certain other investors and the Management Investors (each, a "Holder") have entered into a stockholders agreement (the "Stockholders Agreement"), which contains certain restrictions with respect to the transferability of Common Stock by certain parties thereunder, certain registration rights granted by the Company with respect to such shares and certain arrangements with respect to the nomination of designees to the Board of Directors.

     Pursuant to the terms of the Stockholders Agreement, in the event that one or more Holders (other than the Management Investors) (each, a "Controlling Shareholder") sell a majority of the shares of Common Stock subject to the Stockholders Agreement to a third party, certain other Holders have the right to elect to sell on the same terms the same percentage of such other Holder's shares to the third party as the Controlling Shareholder is selling of its shares of Common Stock. In addition, if a Controlling Shareholder sells all of its shares of Common Stock to a third party, the Controlling Shareholder has the right to require that certain remaining Holders sell all of their shares to the third party on the same terms.

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

     Pursuant to the terms of the Stockholders Agreement, MSLEF II and Fort Howard Equity Investors II each have the right to have a designee nominated for election to the Company's Board of Directors at any annual meeting of the Company's shareholders, so long as MSLEF II or Fort Howard Equity Investors II, as the case may be, does not already have a designee as a member of the Board of Directors at the time of such annual meeting. In addition, in the event of a vacancy on the Board of Directors created by the resignation, removal or death of a director nominated by MSLEF II or Fort Howard Equity Investors II, such shareholders have the right to have a designee nominated for election to fill such vacancy.

     Pursuant to the Stockholders Agreement, all Holders are subject to an agreement, with certain limited exceptions, not to offer, pledge, sell, contract to sell, or otherwise transfer or dispose of, directly or indirectly, any shares of Common Stock or any securities convertible into or exercisable or exchangeable for Common Stock for a period beginning 7 days before and ending 180 days after March 9, 1995 in the case of current and former officers and other key employees of the Company (who beneficially own an aggregate of 791,358 shares of Common Stock), and ending March 9, 1996 in the case of the remaining Holders (who beneficially own an aggregate of 37,309,881 shares of Common Stock), without the prior written consent of certain of the representatives of certain of the Underwriters in the case of Morgan Stanley Group, MSLEF II, Fort Howard Equity Investors and Fort Howard Equity
Investors II, or of MS&Co, in the case of the remaining Holders.

     The Stockholders Agreement also provides that, in connection with any future underwritten offering of Common Stock by the Company, the Holders will not, subject to certain limited exceptions, offer, pledge, sell, contract to sell or otherwise transfer or dispose of, directly or indirectly, any shares of Common Stock or any securities convertible into or exercisable or exchangeable for Common Stock, for a period beginning 7 days before and ending 180 days after the effective date of the related registration statement without the prior written consent of certain of the representatives of the underwriters thereof, in the case of Morgan Stanley Group, MSLEF II, Fort Howard Equity Investors and Fort Howard Equity Investors II, or of MS&Co, in the case of the remaining Holders.

THE CUP TRANSFER AND CUP SALES

     On November 14, 1989, the Company transferred all the capital stock of Fort Howard Cup to Sweetheart, a new company organized on behalf of MSLEF II, the Company and certain executive officers of Sweetheart and other investors in the Cup Transfer. The business transferred to Sweetheart constituted all the Company's U.S. and Canadian disposable foodservice operations.

     As a result of the Cup Transfer, the Company received: (i)
$532.25 million in cash; (ii) 430,172 shares of Sweetheart Class B Common Stock representing 49.9% of the Sweetheart Common Stock then outstanding, with a fair value of $87.4 million and (iii) certain other adjustments. The total value of the cash and other assets received by the Company as a result of the Cup Transfer was approximately $620 million. The Company has not undertaken any guarantees of Sweetheart's indebtedness as a result of the Cup Transfer.

     On the date of the Cup Transfer, the Sweetheart Class B Common Stock owned by the Company constituted 49.9% of the shares of Sweetheart Common Stock then outstanding, and the Sweetheart Class A Common Stock owned by MSLEF II, Morgan Stanley Group and certain executive officers and key employees of Sweetheart and other investors constituted 22.4%, 14% and 13.7%, respectively, of the shares of Sweetheart Common Stock then outstanding.

     On December 29, 1989, the Company sold its Pacific Basin cup business for approximately $10.7 million in cash as part of a program to divest its remaining international cup operations. The Company sold its European disposable foodservice operations for a net selling price of approximately
$49 million on December 30, 1991. On August 30, 1993, the Company sold all of its Sweetheart Class B Common Stock for $5.1 million.

     As a result of the completion of the Cup Transfer and the sales of its remaining international cup operations, the Company has divested all of its operating interests in those businesses.

OTHER TRANSACTIONS

     The Company has entered into an agreement with MS&Co for financial advisory services in consideration for which the Company pays MS&Co an annual fee of $1 million. MS&Co is also entitled to reimbursement for all reasonable expenses incurred in performance of the foregoing services. The Company paid MS&Co approximately $1.0 million, $1.0 million and $1.1 million for these and other miscellaneous services in 1994, 1993 and 1992, respectively. This agreement was terminated on December 31, 1994.

     In connection with the sale of the 8 1/4% Notes and the 9% Notes in 1994, MS&Co received approximately $20.4 million in underwriting fees. In connection with the sale of the 9 1/4% Notes and the 10% Notes in 1993, MS&Co received approximately $19.5 million in underwriting fees. In 1992, MS&Co received approximately $0.7 million in connection with the underwriting of the reissuance of the Company's Development Authority of Effingham County Pollution Control Revenue Refunding Bonds, Series 1988.

     Based on transactions of similar size and nature, the Company believes the foregoing fees received by MS&Co are no less favorable to the Company than would be available from unaffiliated third parties.

     MS&Co served as lead underwriter for the initial public offering of the 9 1/4% Notes, the 10% Notes, the 8 1/4% Notes, the 9% Notes, the 12 3/8% Notes, the 12 5/8% Debentures, the 14 1/8% Debentures and the Pass Through Certificates and is a market-maker with respect to such securities. In addition, MS&Co served as the lead underwriter for the initial public offering of the Company's Common Stock. In connection with the repurchases of certain of the Company's securities as described in Note 8 to the audited consolidated financial statements, $52.8 million aggregate principal amount at maturity of the 14 5/8% Debentures and $132.7 million aggregate principal amount at maturity of the 14 1/8% Debentures were purchased through MS&Co. In addition, $46.5 million and $77.5 million aggregate principal amount at maturity of the 14 1/8% Debentures were purchased from Leeway & Co. and First Plaza Group Trust, respectively, shareholders of the Company. The purchases were made in negotiated transactions at market prices.

     The Company is a party to an interest rate cap agreement with MS&Co that was purchased in 1994 for $2.1 million.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K

a.    1.    Financial Statements of Fort Howard Corporation

      Included in Part II, Item 8:

      Report of Independent Public Accountants.

      Consolidated Statements of Income for the years ended December 31, 1994, 1993 and 1992.

      Consolidated Balance Sheets as of December 31, 1994 and 1993.

      Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992.

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

      Report of Indendent Public Accountants

      Schedule II -- Valuation and Qualifying Accounts

      All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the audited consolidated financial statements or notes thereto.

a.    3.    Exhibits

  Exhibit No.                           Description
  -----------                           -----------

      3.1     Restated Certificate of Incorporation of the Company.

      3.2     Amended and Restated By-Laws of the Company.

      4.0     Credit Agreement dated as of March 8, 1995 among the
              Company, the lenders named therein, and Bankers' Trust Company, Bank of America National Trust and Savings Association and Chemical Bank as arrangeers, and Bankers' Trust Company as administrative agent.

      4.1 Receivables Credit Agreement dated as of March 8, 1995 among the Company, the lenders named therein, and Bankers' Trust Company, as administrative agent.

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

      4.4(L) Amendment No. 9 dated as of December 31, 1993 to Amended and Restated Credit Agreement dated as of October 24, 1988, and Amendment No. 3 dated as of December 31, 1993 to Note Purchase Agreement dated as of September 11, 1991. (Incorporated by reference to Exhibit 4.4(L) as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

      4.4(M) Amendment No. 10 dated as of October 14, 1994 to Amended and Restated Credit Agreement dated as of October 24, 1988. (Incorporated by reference to Exhibit 4 as filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.)

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

     10.1(A) Amendments dated January 1, 1995 to Employment Agreements dated October 15, 1993, with the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. (Incorporated by reference to Exhibit No. 10.6(A) as filed with the Company's Amendment No. 1 to Form S-1 on February 8, 1995.)

     10.2 Employment Agreements dated December 10, 1993 with certain executive officers of the Company. (Incorporated by reference to Exhibit 10.13 as filed with the Company's Form S-2 on December 17, 1993.)

     10.2(A) Amendments to Employment Agreements with certain executive officers of the Company. (Incorporated by reference to Exhibit No. 10.13(A) as filed with the Company's Amendment No. 1 to Form S-1 on February 8, 1995.)

     10.3 Stockholders Agreement dated as of December 7, 1990. (Incorporated by reference to Exhibit 10.C as filed with the Company's Form 10-K for the year ended December 31, 1990.)

     10.3(A)  Amended and Restated Stockholders Agreement dated as of
              March 1, 1995, among the Company, Morgan Stanley Group,
              MSLEF II, certain institutional investors and the Management Investors which amends and restates the Stockholders Agreement dated as of December 7, 1990, as amended.

     10.4 Management Incentive Plan as amended and restated December 10, 1992. (Incorporated by reference to Exhibit 10.C as filed with the Company's Form 10-K for the year ended December 31, 1992.)

     10.4(A) Management Incentive Plan as amended and restated as of December 19, 1994. (Incorporated by reference to Exhibit No. 10.2 as filed with the Company's Amendment No. 1 to Form S-1 on February 8, 1995.)

     10.5 Supplemental Retirement Plan. (Incorporated by reference to Exhibit No. 10.7 as filed with Amendment No. 2 to the Company's Form S-1 on October 25, 1988.)

     10.5(A) Amendment No. 1 to the Supplemental Retirement Plan. (Incorporated by reference to Exhibit 10.P as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1988.)

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

     10.8(F)  Letter Agreement dated March 1, 1995, between the
              Company and the Management Investors Committee which amends the Amended and Restated Management Equity Participation Agreement.

     10.9     Management Equity Plan.  (Incorporated by reference to
              Exhibit 10.H as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.9(A) Amendment dated December 28, 1993 to Management Equity Plan. (Incorporated by reference to Exhibit 10.9(A) as filed with the Company's Form 10-K for the year ended December 31, 1993.)

     10.9(B)  Amendment dated March 1, 1995 to the Management Equity Plan.

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

     10.11(A) Modification to Agreement dated December 11, 1990, to
              Agreement dated as of July 31, 1990, between the Company and its former Chief Executive Officer. (Incorporated by reference to Exhibit 10.Z as filed with the Company's Form 10-K for the year ended December 31, 1990.)

     10.11(B) Letter Agreement dated February 7, 1991, between the Company and its former Chief Executive Officer which cancels stock options, grants new stock options and amends the Agreement dated as of July 31, 1990 among the Company and its former Chief Executive Officer. (Incorporated by reference to Exhibit 10.II as filed with the Company's Form 10-K for the year ended December 31, 1990.)

     10.11(C) Letter Agreement dated March 9, 1995, among the Company, its former Chief Executive Officer, his spouse and certain trustees, as permitted transferees.

     10.12 Financial Advisory Agreement dated as of October 25, 1988, between MS&Co. and the Company. (Incorporated by reference to Exhibit 10.13 as filed with the Company's Post-Effective Amendment No. 1 to Form S-1 on April 6, 1989.)

     10.13 Participation Agreement dated as of October 20, 1989, among the Company, Philip Morris Credit Corporation, the Loan Participants listed therein, the Connecticut National Bank, Owner Trustee, and Wilmington Trust Company, Indenture Trustee. (Incorporated by reference to Exhibit 10.15 as filed with the Company's Post-Effective Amendment No. 2 to Form S-1 on February 8, 1990.)

     10.14 Facility Lease Agreement dated as of October 20, 1989, between the Connecticut National Bank in its capacity as Owner Trustee, the Lessor and the Company as Lessee. (Incorporated by reference to Exhibit 10.16 as filed with the Company's Post-Effective Amendment No. 2 to Form S-1 on February 8, 1990.)

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

     10.23 Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit No. 10.14 as filed with the Company's Amendment No. 1 to Form S-1 on February 8, 1995).

     10.24 1995 Stock Incentive Plan. (Incorporated by reference to Exhibit No. 10.15 as filed with the Company's Amendment No. 1 to Form S-1 on February 8, 1995).

     10.25 1995 Stock Plan for Non-Employee Directors. (Incorporated by reference to Exhibit No. 10.16 as filed with the Company's Amendment No. 1 to Form S-1 on February 8, 1995).

     12       Statement of Deficiency of Earnings Available to Cover Fixed
              Charges.

     21       Subsidiaries of Fort Howard Corporation.

     25       Powers of Attorney (included as part of signature page).

b.    Reports on Form 8-K

      The Company filed a Form 8-K on November 28, 1994, reporting under item five a proposed offering of Common Stock. The Company filed a Form 8-K on December 23, 1994, reporting under item five the receipt of a civil investigative demand from the U.S. Department of Justice, Antitrust
Division.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FORT HOWARD CORPORATION
Green Bay, Wisconsin
March 28, 1995                        By /s/ Donald H. DeMeuse
                                      ----------------------------------
                                      Donald H. DeMeuse, Chairman of the
                                      Board and Chief Executive Officer

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities on the dates indicated:

/s/ Donald H. DeMeuse            Chairman of the Board,         March 28, 1995
Donald H. DeMeuse                Chief Executive Officer
                                 and Director

/s/ Kathleen J. Hempel           Vice Chairman, Chief           March 28, 1995
Kathleen J. Hempel               Financial Officer and
                                 Director

/s/ Michael T. Riordan           President, Chief               March 28, 1995
Michael T. Riordan               Operating Officer and
                                 Director

/s/ Donald Patrick Brennan       Director                       March 28, 1995
Donald P. Brennan

/s/ Frank V. Sica                Director                       March 28, 1995
Frank V. Sica

/s/ Robert H. Niehaus            Director                       March 28, 1995
Robert H. Niehaus

/s/ Charles L. Szews             Vice President and             March 28, 1995
Charles L. Szews                 Controller and Principal
                                 Accounting Officer

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Fort Howard Corporation included in this Form 10-K and have issued our report thereon dated January 31, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                        ARTHUR ANDERSEN LLP




Milwaukee, Wisconsin
January 31, 1995

                                                                 Schedule II


                             FORT HOWARD CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                                  (In thousands)




                                                 For the Years Ended
                                                     December 31,
                                           ---------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:           1994            1993         1992
                                           ----            ----         ----

Balance at beginning of year..........    $2,366          $1,376      $1,379
Additions charged to earnings.........       (92)          1,633         792
Charges for purpose for which
    reserve was created...............      (685)           (643)       (795)
                                          ------          ------      ------
Balance at end of year................    $1,589          $2,366      $1,376
                                          ======          ======      ======

                             INDEX TO EXHIBITS


Exhibit No.
-----------


     *3.1     Restated Certificate of Incorporation of the Company.

     *3.2     Amended and Restated By-Laws of the Company.

     *4.0 Credit Agreement dated as of March 8, 1995 among the Company, the lenders named therein, and Bankers' Trust Company, Bank of America National Trust and Savings Association and Chemical
              Bank as arrangeers, and Bankers' Trust Company as administrative agent.

     *4.1 Receivables Credit Agreement dated as of March 8, 1995 among the Company, the lenders named therein, and Bankers' Trust Company, as administrative agent.

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

      4.4(L) Amendment No. 9 dated as of December 31, 1993 to Amended and Restated Credit Agreement dated as of October 24, 1988, and Amendment No. 3 dated as of December 31, 1993 to Note Purchase Agreement dated as of September 11, 1991. (Incorporated by reference to Exhibit 4.4(L) as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

      4.4(M) Amendment No. 10 dated as of October 14, 1994 to Amended and Restated Credit Agreement dated as of October 24, 1988. (Incorporated by reference to Exhibit 4 as filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.)

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

     10.1(A) Amendments dated January 1, 1995 to Employment Agreements dated October 15, 1993, with the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. (Incorporatd by reference to Exhibit No. 10.6(A) as filed with the Company's Amendment No. 1 to Form S-1 on February 8, 1995.)

     10.2 Employment Agreements dated December 10, 1993 with certain executive officers of the Company. (Incorporated by reference to Exhibit 10.13 as filed with the Company's Form S-2 on December 17, 1993.)

     10.2(A) Amendments to Employment Agreements with certain executive officers of the Company. (Incorporated by reference to Exhibit No. 10.13(A) as filed with the Company's Amendment No. 1 to Form S-1 on February 8, 1995.)

     10.3 Stockholders Agreement dated as of December 7, 1990. (Incorporated by reference to Exhibit 10.C as filed with the Company's Form 10-K for the year ended December 31, 1990.)

    *10.3(A)  Amended and Restated Stockholders Agreement dated as of
              March 1, 1995, among the Company, Morgan Stanley Group,
              MSLEF II, certain institutional investors and the Management Investors which amends and restates the Stockholders Agreement dated as of December 7, 1990, as amended.

     10.4 Management Incentive Plan as amended and restated December 10, 1992. (Incorporated by reference to Exhibit 10.C as filed with the Company's Form 10-K for the year ended December 31, 1992.)

     10.4(A) Management Incentive Plan as amended and restated as of December 19, 1994. (Incorporated by reference to Exhibit No. 10.2 as filed with the Company's Amendment No. 1 to Form S-1 on February 8, 1995.)

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

    *10.8(F) Letter Agreement dated March 1, 1995, between the Company and the Management Investors Committee which amends the Amended and Restated Management Equity Participation Agreement.

     10.9     Management Equity Plan.  (Incorporated by reference to
              Exhibit 10.H as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.9(A) Amendment dated December 28, 1993 to Management Equity Plan. (Incorporated by reference to Exhibit 10.9(A) as filed with the Company's Form 10-K for the year ended December 31, 1993.)

    *10.9(B)  Amendment dated March 1, 1995 to the Management Equity Plan.

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

     10.11(A) Modification to Agreement dated December 11, 1990, to
              Agreement dated as of July 31, 1990, between the Company and its former Chief Executive Officer. (Incorporated by reference to Exhibit 10.Z as filed with the Company's Form 10-K for the year ended December 31, 1990.)

     10.11(B) Letter Agreement dated February 7, 1991, between the Company and its former Chief Executive Officer which cancels stock options, grants new stock options and amends the Agreement dated as of July 31, 1990 among the Company and its former Chief Executive Officer. (Incorporated by reference to Exhibit 10.II as filed with the Company's Form 10-K for the year ended December 31, 1990.)

    *10.11(C) Letter Agreement dated March 9, 1995, among the Company, its former Chief Executive Officer, his spouse and certain trustees, as permitted transferees.

     10.12 Financial Advisory Agreement dated as of October 25, 1988, between MS&Co. and the Company. (Incorporated by reference to Exhibit 10.13 as filed with the Company's Post-Effective Amendment No. 1 to Form S-1 on April 6, 1989.)

     10.13 Participation Agreement dated as of October 20, 1989, among the Company, Philip Morris Credit Corporation, the Loan Participants listed therein, the Connecticut National Bank, Owner Trustee, and Wilmington Trust Company, Indenture Trustee. (Incorporated by reference to Exhibit 10.15 as filed with the Company's Post-Effective Amendment No. 2 to Form S-1 on February 8, 1990.)

     10.14 Facility Lease Agreement dated as of October 20, 1989, between the Connecticut National Bank in its capacity as Owner Trustee, the Lessor and the Company as Lessee. (Incorporated by reference to Exhibit 10.16 as filed with the Company's Post-Effective Amendment No. 2 to Form S-1 on February 8, 1990.)

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

     10.23 Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit No. 10.14 as filed with the Company's Amendment No. 1 to Form S-1 on February 8, 1995).

     10.24 1995 Stock Incentive Plan. (Incorporated by reference to Exhibit No. 10.15 as filed with the Company's Amendment No. 1 to Form S-1 on February 8, 1995).

     10.25 1995 Stock Plan for Non-Employee Directors. (Incorporated by reference to Exhibit No. 10.16 as filed with the Company's Amendment No. 1 to Form S-1 on February 8, 1995).

    *12       Statement of Deficiency of Earnings Available to Cover Fixed
              Charges.

    *21       Subsidiaries of Fort Howard Corporation.

    *25       Powers of Attorney (included as part of signature page).




*Filed herewith.