Form 10-Q
period 1995-03-31
FORT HOWARD CORP
filed 1995-04-26
CIK 38195

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC   20549

                                  FORM 10-Q

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended        March 31, 1995        OR


  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to


                    Commission file number:       0-20473


                          FORT HOWARD CORPORATION

            (Exact name of registrant as specified in its charter)

           Delaware                                       39-1090992

(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)

1919 South Broadway, Green Bay, Wisconsin                   54304
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


                     Yes     [X]          No     [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                      Outstanding at April 26, 1995
                -----                      -----------------------------

Common Stock, par value $.01
  per share                                          63,370,794

                        PART I.  FINANCIAL INFORMATION


                            FORT HOWARD CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                Three Months Ended
                                                     March 31,
                                               --------------------
                                               1995            1994
                                               ----            ----
                                               (In thousands, except
                                                  per share data)

Net sales.................................   $367,376       $275,330
Cost of sales.............................    267,856        188,495
                                             --------       --------
Gross income..............................     99,520         86,835
Selling, general and administrative.......     28,745         26,702
                                             --------       --------
Operating income..........................     70,775         60,133
Interest expense..........................     86,770         84,318
Other (income) expense, net...............       (224)           588
                                             --------       --------
Loss before taxes.........................    (15,771)       (24,773)
Income tax credit.........................     (6,253)        (9,601)
                                             --------       --------
Loss before extraordinary item............     (9,518)       (15,172)

Extraordinary item -- loss on debt
  repurchases (net of income taxes
  of $11,986 in 1995 and $14,731 in
  in 1994)................................    (18,748)       (28,170)
                                             --------       --------

Net loss..................................   $(28,266)      $(43,342)
                                             ========       ========

Loss per share:
  Net loss before extraordinary item......   $  (0.22)      $  (0.40)
  Extraordinary item......................      (0.44)         (0.74)
                                             --------       --------
  Net loss................................   $  (0.66)      $  (1.14)
                                             ========       ========

Average shares outstanding................     42,546         38,107
                                             ========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.






                                 - 2 -


                            FORT HOWARD CORPORATION

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                  March 31,    December 31,
                                                    1995           1994
                                                  ---------    ------------
                                                       (In thousands)
Assets
  Current assets:
    Cash and cash equivalents.................  $      210      $      422
    Receivables, less allowances of $1,675
      in 1995 and $1,589 in 1994..............     139,284         123,150
    Inventories...............................     145,311         130,843
    Deferred income taxes.....................      20,000          20,000
    Income taxes receivable...................       8,200           5,200
                                                ----------      ----------
      Total current assets....................     313,005         279,615

  Property, plant and equipment...............   1,949,068       1,932,713
    Less:  Accumulated depreciation...........     637,574         611,762
                                                ----------      ----------
      Net property, plant and equipment.......   1,311,494       1,320,951

  Other assets................................     101,326          80,332
                                                ----------      ----------
      Total assets............................  $1,725,825      $1,680,898
                                                ==========      ==========

Liabilities and Shareholders' Deficit
  Current liabilities:
    Accounts payable..........................  $  126,809      $  100,981
    Interest payable..........................      63,192          84,273
    Income taxes payable......................         112             224
    Other current liabilities.................      50,595          75,450
    Current portion of long-term debt.........      11,669         116,203
                                                ----------      ----------
      Total current liabilities...............     252,377         377,131

  Long-term debt..............................   3,123,994       3,189,644
  Deferred and other long-term income taxes...     194,231         209,697
  Other liabilities...........................      37,332          41,162
  Common Stock with put right.................          --          11,711

  Shareholders' deficit:
    Common Stock..............................         631             381
    Additional paid-in capital................     892,598         600,090
    Cumulative translation adjustment.........        (484)         (2,330)
    Retained deficit..........................  (2,774,854)     (2,746,588)
                                                ----------      ----------
      Total shareholders' deficit.............  (1,882,109)     (2,148,447)
                                                ----------      ----------
      Total liabilities and shareholders'
        deficit...............................  $1,725,825      $1,680,898
                                                ==========      ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.
                                 - 3 -


                           FORT HOWARD CORPORATION

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                      1995          1994
                                                      ----          ----
                                                        (In thousands)

Cash provided from (used for) operations:
  Net loss........................................ $(28,266)      $(43,342)
  Depreciation....................................   24,331         22,098
  Non-cash interest expense.......................    3,223         21,287
  Deferred income tax credit......................  (16,191)       (21,760)
  Pre-tax loss on debt repurchases................   30,734         42,901
  Increase in receivables.........................  (16,134)        (6,954)
  Increase in inventories.........................  (14,468)        (3,320)
  Increase in income taxes receivable.............   (3,000)        (2,100)
  Increase (decrease) in accounts payable.........   25,828         (2,402)
  Decrease in interest payable....................  (21,081)       (22,123)
  Increase (decrease) in income taxes payable.....     (112)           133
  All other, net..................................  (30,281)       (28,646)
                                                   --------       --------
    Net cash used for operations..................  (45,417)       (44,228)

Cash used for investment activity --
  Additions to property, plant and equipment......  (10,845)       (30,411)

Cash provided from (used for) financing
  activities:
  Proceeds from long-term borrowings..............  655,800        800,600
  Repayment of long-term borrowings............... (832,596)      (703,770)
  Debt issuance costs.............................  (48,201)       (21,635)
  Issuance of Common Stock, net of offering costs.  281,047             --
                                                   --------       --------
    Net cash provided from financing activities...   56,050         75,195
                                                   --------       --------
Increase (decrease) in cash.......................     (212)           556

Cash at beginning of period.......................      422            227
                                                   --------       --------

  Cash at end of period........................... $    210       $    783
                                                   ========       ========

Supplemental Cash Flow Disclosures:
  Interest paid................................... $105,660       $ 88,014
  Income taxes paid - net.........................      956            691


The accompanying notes are an integral part of these condensed consolidated financial statements.




                                 - 4 -


                           FORT HOWARD CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  BASIS OF PRESENTATION

     The condensed consolidated financial statements reflect all adjustments (consisting only of normally recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Certain reclassifications have been made to conform prior years' data to the current format. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1994.

2.  COMMON STOCK SPLIT

     On January 31, 1995, the Company's shareholders approved an increase in the number of authorized shares of voting Common Stock to 99,400,000 shares and approved a 6.5-for-one stock split of the Common Stock, effective
January 31, 1995. All share and per share amounts included in the condensed consolidated financial statements and notes thereto have been restated to give effect to the increase in authorized shares and the stock split.

3.  LOSS PER SHARE

     Loss per share is computed on the basis of the weighted average number of common shares outstanding during the periods. The weighted average number of common shares outstanding for the three month periods ended March 31, 1995 and 1994 were 42,545,683 and 38,107,128, respectively. The assumed exercise of all outstanding stock options has been excluded from the computation of loss per share for the three month periods ended March 31, 1995 and 1994 because the results were antidilutive.

4.  INVENTORIES

     Inventories consist of:

                                               March 31,    December 31,
                                                  1995          1994
                                               ---------    ------------
                                                    (In thousands)

       Raw materials and supplies.............. $ 65,330      $ 63,721
       Finished and partly-finished products...   79,981        67,122
                                                --------      --------
                                                $145,311      $130,843
                                                ========      ========

5.  COMMON STOCK OFFERING

     On March 16, 1995, the Company issued 25 million shares of Common Stock at $12.00 per share in a public offering (the "Offering"). Proceeds from the Offering, net of underwriting commissions and other related expenses totaling $19 million, were $281 million. On April 12, 1995, an additional 269,555 shares of Common Stock were issued at $12.00 per share upon the exercise of a portion of the underwriters' over-allotment option granted in connection with


                                 - 5 -
the Offering, resulting in additional net proceeds of $3 million after deducting underwriting commissions. The Offering was part of a recapitalization plan (the "Recapitalization") implemented by the Company to prepay or redeem a substantial portion of its indebtedness in order to reduce the level and overall cost of its debt, extend certain debt maturities, increase shareholders' equity and enhance its access to capital markets (see
Note 6).

     The balance of Common Stock with put right of approximately $12 million was reclassified to Common Stock and Additional Paid-In Capital in the accompanying condensed consolidated financial statements because the put right terminated effective with the consummation of the Offering.

6.  LONG-TERM DEBT

     As a part of the Recapitalization (see Note 5), the Company entered into a bank credit agreement (the "New Bank Credit Agreement") consisting of a $300 million revolving credit facility (the "1995 Revolving Credit Facility"), an $810 million term loan (the "1995 Term Loan A") and a $330 million term loan (the "1995 Term Loan B" and together with the 1995 Term Loan A, the "New Term Loans"); and entered into a receivables credit agreement consisting of a $60 million term loan (the "1995 Receivables Facility"). On March 16, 1995, the net proceeds of the Offering, together with borrowings of $652 million under the New Bank Credit Agreement, were used to prepay or repurchase all the outstanding indebtedness under the 1988 Bank Credit Agreement, the 1993 Term Loan and the Senior Secured Notes. On April 14, 1995, further borrowings of $762 million under the New Bank Credit Agreement and 1995 Receivables Facility were used to redeem on April 15, 1995 all outstanding 14 1/8% Debentures (at par) and 12 5/8% Debentures (at 102.5% of the principal amount thereof).

     The Company incurred an extraordinary loss of $19 million (net of income taxes of $12 million) in the first quarter of 1995 representing the redemption premiums on the repurchases of all the Company's outstanding 12 5/8% Debentures at the redemption price of 102.5% of the principal amount thereof and write-offs of deferred loan costs associated with the prepayment or repurchases of all indebtedness outstanding under the Company's 1988 Bank Credit Agreement, the 1993 Bank Term Loan and the Senior Secured Notes on March 16, 1995, and the redemption of all outstanding 12 5/8% Debentures and 14 1/8% Debentures on April 15, 1995.

     The New Bank Credit Agreement and the 1995 Receivables Facility include restrictions on the Company's operating activities and require the maintenance of certain financial ratios at prescribed levels. The Company believes that such limitations should not impair its plans for continued maintenance and modernization of facilities or other operating activities.

     At March 31, 1995, the available capacity under the Company's 1995 Revolving Credit Facility was $271 million. On April 15, 1995, following the redemption of the 14 1/8% Debentures and 12 5/8% Debentures, the available capacity under the Company's 1995 Revolving Credit Facility had declined to $91 million.








                                 - 6 -
7.  LEGAL PROCEEDINGS

     The Company and its subsidiaries are parties to lawsuits and state and federal administrative proceedings incidental to their businesses. Although the final results in such suits and proceedings cannot be predicted with certainty, the Company currently believes that the ultimate resolution of all such lawsuits and proceedings, after taking into account the liabilities accrued with respect to such matters, will not have a material adverse effect on the Company's financial condition or on its results of operations.


















































                                 - 7 -


                           FORT HOWARD CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

First Quarter 1995 Compared to 1994

                                                Three Months Ended
                                                     March 31,
                                               --------------------
                                               1995            1994
                                               ----            ----
                                                  (In thousands,
                                                except percentages)

Net sales:
  Domestic tissue.........................  $293,928        $229,370
  International operations................    36,187          32,500
  Harmon..................................    37,261          13,460
                                            --------        --------
  Consolidated............................  $367,376        $275,330
                                            ========        ========
Operating income:
  Domestic tissue.........................  $ 67,364        $ 59,288
  International operations................     1,972             495
  Harmon..................................     1,439             350
                                            --------        --------
  Consolidated............................    70,775          60,133
Depreciation..............................    24,331          22,098
                                            --------        --------
    EBITDA(a).............................  $ 95,106        $ 82,231
                                            ========        ========
Consolidated net loss.....................  $(28,266)       $(43,342)
                                            ========        ========
EBITDA as a percent of net sales(a).......     25.9%           29.9%

- ---------------------

(a) EBITDA is reported by the Company, not as a measure of operating results, but rather as a measure of the Company's debt service ability. Certain financial and other restrictive covenants in the Company's New Bank Credit Agreement and other instruments governing the Company's indebtedness are based on the Company's EBITDA, subject to certain adjustments.

     Net Sales. Consolidated net sales increased 33.4% to $367 million in the first quarter of 1995 compared to $275 million in the first quarter of 1994. Domestic tissue net sales increased 28.1% in the first quarter of 1995 compared to the first quarter of 1994 due to a 17.5% increase in sales volume and a 9.0% increase in net selling prices. Sales volume growth for the first quarter of 1995 was significant in both the commercial and consumer markets but stronger in the commercial market where shipments had fallen significantly during the first quarter of 1994 compared to the first quarter of 1993. Net selling prices increased to a greater extent in the commercial market than in the consumer market for the first quarter of 1995 compared to the first

                                 - 8 -
quarter of 1994. From the fourth quarter of 1994 to the first quarter of 1995, overall domestic net selling prices increased 8.7% as a result of price increase announcements for the commercial market effective mid-October 1994 and January 1995 and for the consumer market effective January 1995. Price improvement occurred at a slightly higher pace from the fourth quarter of 1994 to the first quarter of 1995 in the commercial market compared to the consumer market. The Company has announced further domestic price increases for the commercial market effective April 1995 and for the consumer market effective mid-May 1995. Because historically a substantial portion of the Company's commercial sales were pursuant to contracts which specified pricing over periods up to one year, there is a time lag before the Company realizes the full benefit of commercial market price increases. In recent months as commercial contracts have been renewed, the Company has reduced the periods of its price guarantees of those contracts to a maximum of three months.

     Net sales of the Company's international operations increased 11.3% in the first quarter of 1995 compared to the first quarter of 1994 due to a 6.9% increase in net selling prices on flat volume plus the benefit from the change in foreign exchange rates. The 176.8% increase in net sales of the Company's wastepaper brokerage subsidiary, Harmon Associates Corp. ("Harmon"), principally reflects higher selling prices and, to a much lesser degree, higher sales volume.

     Gross Income. For the first quarter of 1995, consolidated gross income increased 14.6% to $100 million from $87 million for the first quarter of 1994 due to the higher selling prices and sales volumes, partially offset by higher raw material costs. Consolidated gross margins decreased to 27.1% for the first quarter of 1995 from 31.5% for the first quarter of 1994. Domestic tissue gross margins decreased for the first quarter of 1995 compared to the first quarter of 1994 primarily due to rapidly escalating wastepaper prices experienced in the second half of 1994 and continuing into 1995. From July 1994 to March 1995, wastepaper prices for the grades of wastepaper used in Fort Howard's domestic products increased approximately 150% and such wastepaper prices may increase further due to increased demand for those wastepaper grades used by the Company. From the fourth quarter of 1994 to the first quarter of 1995, Fort Howard's domestic wastepaper prices increased 38%. Costs of other raw materials also increased during the first quarter of 1995 compared to the first quarter of 1994 but by a much lower percentage while all other costs held flat or declined due to efficiencies achieved from higher volumes.

     Gross margins of international operations increased in the first quarter of 1995 compared to the first quarter of 1994 in spite of higher wastepaper prices due to the effects of product rationalization on first quarter of 1994 earnings. From July 1994 to March 1995, wastepaper prices doubled for the grades of wastepaper used by international operations and wastepaper prices are expected to increase further for such operations due to increased demand for those wastepaper grades used by the Company. In addition, consolidated gross margins were negatively affected for the first quarter of 1995 compared to the first quarter of 1994 by the significant increased proportion of net sales represented by the Company's wastepaper brokerage subsidiary which typically has very low margins compared to domestic tissue operations.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, as a percent of net sales, decreased to 7.8% for the first quarter of 1995 compared to 9.7% in 1994 principally due to the impact of the higher net sales.


                                 - 9 -
     Operating Income. Operating income increased 17.7% to $71 million in the first quarter of 1995 compared to $60 million in the first quarter of 1994. Operating income as a percent of net sales decreased to 19.3% in the first quarter of 1995 compared to 21.8% in the first quarter of 1994. Domestic tissue operating income as a percent of net sales decreased to 22.9% in the first quarter of 1995 from 25.8% in the first quarter of 1994 principally because the rate of increase in wastepaper costs exceeded the rate of increase in net selling prices. In addition, consolidated operating income declined as a percent of net sales due to the significant increased proportion of net sales represented by the Company's wastepaper brokerage subsidiary which typically has very low operating income margins compared to either domestic tissue or international operations.

     Income Taxes. The income tax credits for the first quarters of 1995 and 1994 principally reflect the reversal of previously provided deferred income taxes.

     Extraordinary Loss. The Company's net loss in the first quarter of 1995 was increased by an extraordinary loss of $19 million (net of income taxes of $12 million) representing the redemption premiums on the repurchases of all the Company's outstanding 12 5/8% Debentures at the redemption price of 102.5% of the principal amount thereof, and write-offs of deferred loan costs associated with the prepayment or repurchases of all indebtedness outstanding under the Company's 1988 Bank Credit Agreement, the 1993 Bank Term Loan and the Senior Secured Notes on March 16, 1995, and the redemption of all outstanding 12 5/8% Debentures and 14 1/8% Debentures on April 15, 1995. The Company's net loss in the first quarter of 1994 was increased by an extraordinary loss of $28 million (net of income taxes of $15 million) representing the redemption premiums on the repurchases of all the Company's remaining 12 3/8% Notes at the redemption price of 105% of the principal amount thereof and of $238 million of 12 5/8% Debentures at the redemption price of 105% of the principal amount thereof on March 11, 1994, and the write-off of deferred loan costs associated with the prepayment of $100 million of the 1988 Term Loan on February 10, 1994, and the repurchases of the 12 3/8% Notes and the 12 5/8% Debentures.

     Net Loss. For the first quarter of 1995, the Company's net loss decreased 34.8% to $28 million from $43 million in the first quarter of 1994.


FINANCIAL CONDITION

     For the first three months of 1995, cash decreased $212,000. Capital additions of $11 million, debt repayments of $833 million, including the prepayment or repurchase of all of the 1988 Term Loan, the 1988 Revolving Credit Facility, the 1993 Term Loan and the Senior Secured Notes, and cash used for operations of $45 million, were funded principally by net proceeds of $281 million from the sale of Common Stock and borrowings of $608 million (net of $48 million of debt issuance costs) pursuant to the Recapitalization (see below).

     During the first three months of 1995, receivables increased $16 million due principally to higher net selling prices in the domestic tissue and wastepaper brokerage operations and inventories increased by $14 million principally for seasonal sales requirements. Accounts payable increased
$26 million due to rising wastepaper costs and the seasonal inventory build. The liability for interest payable decreased $21 million due to the early payment of interest in connection with the Recapitalization. Other current

                                 - 10 -
liabilities declined $25 million resulting from the payment of obligations due on an annual basis, including employee bonuses and customer incentive payments. As a result of all these changes and the prepayment of the remaining $107 million outstanding under the 1988 Term Loan from the net proceeds of the Recapitalization, net working capital increased to $61 million at March 31, 1995 from a deficit of $98 million at December 31, 1994.

     For the first quarter of 1995, cash was used for operations due to seasonal working capital requirements.

     On April 15, 1995, the Company completed a recapitalization plan (the "Recapitalization") to prepay or redeem a substantial portion of its indebtedness in order to reduce the level and overall cost of its debt, extend certain debt maturities, increase shareholders' equity and enhance its access to capital markets.

     The Recapitalization included the following components:

     (1) The offer and sale by the Company of 25,000,000 shares of Common Stock on March 16, 1995 and 269,555 additional shares of Common Stock on April 12, 1995 pursuant to the exercise of a portion of the underwriters' over-allotment option, at $12.00 per share (the "Offering");

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

     (3) The application on March 16, 1995 of the net proceeds of the sale of 25,000,000 shares of Common Stock pursuant to the Offering, together with borrowings under the New Term Loans, to prepay or redeem all the Company's indebtedness outstanding under the 1988 Bank Credit Agreement, 1993 Term Loan and Senior Secured Notes.

     (4) The application on April 15, 1995 of borrowings under the New Term Loans, the 1995 Receivables Facility and the 1995 Revolving Credit Facility to redeem all outstanding 14 1/8% Debentures (at par) and 12 5/8% Debentures (at 102.5% of the principal amount thereof).

     The Company's 1995 Revolving Credit Facility, which may be used for general corporate purposes, has a final maturity of March 16, 2002. At
March 31, 1995, the Company had $271 million in available capacity under the 1995 Revolving Credit Facility. On April 15, 1995, following the redemption of the 14 1/8% Debentures and 12 5/8% Debentures, the available capacity under the 1995 Revolving Credit Facility had declined to $91 million.











                                 - 11 -


                          PART II.  OTHER INFORMATION


1.  LEGAL PROCEEDINGS

    None

2.  CHANGES IN SECURITIES

    None

3.  DEFAULTS UPON SENIOR SECURITIES

    None

4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Effective as of January 31, 1995, shareholders of the Company representing 23,865,731 shares or 63% of the Company's then outstanding common stock (i) approved a 6.5-for-one stock split of the Company's Common Stock, (ii) approved the amendment of the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock, (iii) approved the further amendment and restatement of the Company's Restated Certificate of Incorporation, (iv) elected Donald H. DeMeuse, Kathleen J. Hempel,
Michael T. Riordan, Donald Patrick Brennan, Frank V. Sica, Robert H. Niehaus and James S. Hoch (who has since resigned) as directors of the Company, (v) approved the Fort Howard Corporation 1995 Stock Incentive Plan and (vi) approved the Fort Howard Corporation 1995 Stock Plan for Non-Employee Directors.

5.  OTHER INFORMATION

    None

6.  EXHIBITS AND REPORTS ON FORM 8-K

    a)     Exhibits:

           Exhibit No.                      Description

              27 Financial Data Schedule for the three months ended March 31, 1995.

              99 News release containing financial results for the quarter ended March 31, 1995.

    b) The Company filed a Form 8-K dated February 8, 1995, reporting under Item 5 the Company's audited consolidated financial statements for the year ended December 31, 1994. The Company filed a Form 8-K dated March 9, 1995, reporting under Item 5 the effectiveness of its registration statement for the initial public offering of Common Stock.








                                 - 12 -
                            FORT HOWARD CORPORATION

                                  SIGNATURES



     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    FORT HOWARD CORPORATION

                                    Registrant



April 26, 1995                      /s/ Kathleen J. Hempel
                                   ---------------------------------------
                                   Kathleen J. Hempel, Vice Chairman and
                                   Chief Financial Officer




April 26, 1995                       /s/ James W. Nellen II
                                    --------------------------------------
                                    James W. Nellen II, Vice President
                                    and Secretary




April 26, 1995                       /s/ Charles L. Szews
                                    --------------------------------------
                                    Charles L. Szews
                                    Controller (Principal
                                    Accounting Officer)



















                                 - 13 -


                            INDEX TO EXHIBITS



           Exhibit No.                      Description

              27 Financial Data Schedule for the three months ended March 31, 1995.

              99 News release containing financial results for the quarter ended March 31, 1995.