Form 10-Q
period 1995-06-30
FORT HOWARD CORP
filed 1995-07-26
CIK 38195

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC   20549

                                 FORM 10-Q

(Mark One)
 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the quarterly period ended        JUNE 30, 1995         OR


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

                     Yes    [ X ]         No    [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                           Outstanding at July 26, 1995
           -----                           ----------------------------
Common Stock, par value $.01                        63,370,794
  per share

                        PART I.  FINANCIAL INFORMATION

                            FORT HOWARD CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                   ------------------       ----------------
                                    1995        1994        1995        1994
                                    ----        ----        ----        ----
                                      (In thousands, except per share data)

Net sales.......................  $412,110   $315,299     $779,486   $590,629
Cost of sales...................   297,644    208,566      565,500    397,061
                                  --------   --------     --------   --------
Gross income....................   114,466    106,733      213,986    193,568
Selling, general and
  administrative................    26,375     27,844       55,120     54,546
                                  --------   --------     --------   --------
Operating income................    88,091     78,889      158,866    139,022
Interest expense................    76,311     83,035      163,081    167,353
Other expense (income), net.....      (713)      (286)        (937)       302
                                  --------   --------     --------   --------
Income (loss) before taxes......    12,493     (3,860)      (3,278)   (28,633)
Income tax expense (credit).....     4,874     (1,811)      (1,379)   (11,412)
                                  --------   --------     --------   --------
Net income (loss) before
  extraordinary item............     7,619     (2,049)      (1,899)   (17,221)
Extraordinary item -- loss
  on debt repurchases (net
  of income taxes of $11,986
  in 1995 and $14,731 in 1994)..        --         --      (18,748)   (28,170)
                                  --------   --------     --------   --------
Net income (loss)...............  $  7,619   $ (2,049)    $(20,647)  $(45,391)
                                  ========   ========     ========   ========

Net income (loss) per share:
  Net income (loss) before
    extraordinary item..........  $   0.12   $  (0.05)    $  (0.04)  $  (0.45)
  Extraordinary item............        --         --        (0.35)     (0.74)
                                  --------   --------     --------   --------
  Net income (loss).............  $   0.12   $  (0.05)    $  (0.39)  $  (1.19)
                                  ========   ========     ========   ========

Average shares outstanding......    63,338     38,103       52,999     38,105
                                  ========   ========     ========   ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            FORT HOWARD CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                                   June 30,    December 31,
                                                     1995          1994
                                                   --------    ------------
Assets                                                 (In thousands)
  Current assets:
    Cash and cash equivalents.................   $      294     $      422
    Receivables, less allowances of $1,734 in
      1995 and $1,589 in 1994.................      150,560        123,150
    Inventories...............................      164,127        130,843
    Deferred income taxes.....................       20,000         20,000
    Income taxes receivable...................          700          5,200
                                                 ----------     ----------
      Total current assets....................      335,681        279,615

  Property, plant and equipment...............    1,957,033      1,932,713
    Less:  Accumulated depreciation...........      660,361        611,762
                                                 ----------     ----------
      Net property, plant and equipment.......    1,296,672      1,320,951

  Other assets................................       98,819         80,332
                                                 ----------     ----------
      Total assets............................   $1,731,172     $1,680,898
                                                 ==========     ==========
Liabilities and Shareholders' Deficit
  Current liabilities:
    Accounts payable..........................   $  120,586     $  100,981
    Interest payable..........................       62,833         84,273
    Income taxes payable......................           44            224
    Other current liabilities.................       60,192         75,450
    Current portion of long-term debt.........       11,502        116,203
                                                 ----------     ----------
      Total current liabilities...............      255,157        377,131

  Long-term debt..............................    3,112,969      3,189,644
  Deferred and other long-term income taxes...      198,343        209,697
  Other liabilities...........................       37,018         41,162
  Common Stock with put right.................           --         11,711

  Shareholders' deficit:
    Common Stock..............................          634            381
    Additional paid-in capital................      895,652        600,090
    Cumulative translation adjustment.........       (1,366)        (2,330)
    Retained deficit..........................   (2,767,235)    (2,746,588)
                                                 ----------     ----------
      Total shareholders' deficit.............   (1,872,315)    (2,148,447)
                                                 ----------     ----------
      Total liabilities and shareholders'
        deficit...............................   $1,731,172     $1,680,898
                                                 ==========     ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           FORT HOWARD CORPORATION

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       Six Months Ended
                                                           June 30,
                                                      ------------------
                                                      1995          1994
                                                      ----          ----
                                                        (In thousands)

Cash provided from (used for) operations:
  Net loss......................................  $  (20,647)     $(45,391)
  Depreciation..................................      49,020        45,779
  Non-cash interest expense.....................       6,429        42,816
  Deferred income tax credit....................     (11,774)      (23,627)
  Pre-tax loss on debt repurchases..............      30,734        42,901
  Increase in receivables.......................     (27,410)      (21,043)
  Increase in inventories.......................     (33,284)       (1,832)
  (Increase) decrease in income taxes
    receivable..................................       4,500        (1,500)
  Increase (decrease) in accounts payable.......      19,605       (13,559)
  Increase (decrease) in interest payable.......     (21,440)       11,949
  Increase (decrease) in income taxes payable...        (180)          424
  All other, net................................     (21,044)      (14,858)
                                                  ----------      --------
    Net cash provided from (used for)
      operations................................     (25,491)       22,059

Cash used for investment activity --
  Additions to property, plant and equipment....     (23,119)      (50,567)

Cash provided from (used for) financing
  activities:
  Proceeds from long-term borrowings............   1,428,800       752,600
  Repayment of long-term borrowings.............  (1,616,001)     (701,809)
  Debt issuance costs...........................     (48,421)      (21,635)
  Issuance (repurchase) of Common Stock, net of
    offering costs..............................     284,104           (91)
                                                  ----------      --------
    Net cash provided from financing activities.      48,482        29,065
                                                  ----------      --------
Increase (decrease) in cash.....................        (128)          557

Cash at beginning of period.....................         422           227
                                                  ----------      --------

  Cash at end of period.........................  $      294      $    784
                                                  ==========      ========

Supplemental Cash Flow Disclosures:
  Interest paid.................................  $  179,985      $115,285
  Income taxes paid (refunded) - net............      (6,005)        1,028


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           FORT HOWARD CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements reflect all adjustments (consisting only of normally recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Certain reclassifications have been made to conform prior years' data to the current format. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for 1994 and the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1995.

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

3.   NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding during the periods. The weighted average number of shares outstanding for the three and six month periods ended June 30, 1995 was 63,338,210 and 52,999,385, respectively. The average number of shares outstanding for the three and six month periods ended June 30, 1994 was 38,103,341 and 38,105,224, respectively. The assumed exercise of all outstanding stock options has been excluded from the computation of net income
(loss) per share for the three and six month periods ended June 30, 1995 and 1994 because the results would be antidilutive.

4.   INVENTORIES

     Inventories consist of:

                                                June 30,    December 31,
                                                  1995          1994
                                                --------    ------------
                                                    (In thousands)

       Raw materials and supplies.............. $ 74,423      $ 63,721
       Finished and partly-finished products...   89,704        67,122
                                                --------      --------
                                                $164,127      $130,843
                                                ========      ========

5.   COMMON STOCK OFFERING

     On March 16, 1995, the Company issued 25 million shares of Common Stock at $12.00 per share in a public offering (the "Offering"). Proceeds from the Offering, net of underwriting commissions and other related expenses totaling


                                    - 5 -
$19 million, were $281 million. On April 12, 1995, an additional 269,555 shares of Common Stock were issued at $12.00 per share upon the exercise of a portion of the underwriters' over-allotment option granted in connection with the Offering, resulting in additional net proceeds of $3 million after deducting underwriting commissions. The Offering was part of a recapitalization plan (the "Recapitalization") implemented by the Company to prepay or redeem a substantial portion of its indebtedness in order to reduce the level and overall cost of its debt, extend certain debt maturities, increase shareholders' equity and enhance its access to capital markets (see
Note 6).

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

     The Company incurred an extraordinary loss of $19 million (net of income taxes of $12 million) in the first quarter of 1995 representing the redemption premiums on the repurchases of all the Company's outstanding 12 5/8% Debentures at the redemption price of 102.5% of the principal amount thereof and write-offs of deferred loan costs associated with the prepayment or repurchases of all indebtedness outstanding under the Company's 1988 Bank Credit Agreement, the 1993 Term Loan and the Senior Secured Notes on March 16, 1995, and the redemption of all outstanding 12 5/8% Debentures and 14 1/8% Debentures on April 15, 1995.

     The New Bank Credit Agreement and the 1995 Receivables Facility include restrictions on the Company's operating activities and require the maintenance of certain financial ratios at prescribed levels. The Company believes that such limitations should not impair its plans for continued maintenance and modernization of facilities or other operating activities.

     At June 30, 1995, the available capacity under the Revolving Credit Facility was $135 million.

7.   CONTINGENCIES

     The Company is subject to substantial regulation by various federal, state and local authorities in the U.S., and by national and local authorities in the U.K. concerned with the impact of the environment on human health, the


                                    - 6 -
limitation and control of emissions and discharges to the air and waters, the quality of ambient air and bodies of water and the handling, use and disposal of specified substances and solid waste at, among other locations, the Company's process waste landfills.

     In March 1995, the U.S. EPA issued "Final Guidance" for basin-wide water quality standards pursuant to the Great Lakes Water Quality Agreement between the U.S. and Canada regarding the development of water quality standards for the Great Lakes and their tributaries. Under federal law, the affected states will be required within two years to implement specific regulations which are consistent with the provisions of the Final Guidance. Dischargers would then have an additional period of up to five years in which to comply with any new more stringent permit limits derived under the Final Guidance.

     The Company had estimated that compliance with the proposed guidance at its Green Bay, Wisconsin mill might require capital expenditures of approximately $65 million over a several year period. The Final Guidance is less burdensome than originally proposed. The ultimate impact of the Final Guidance on the Company's operations could vary depending upon several factors, including, among others: (i) the form and substance of state laws or regulations implementing the Final Guidance; (ii) delays or changes resulting from potential administrative and judicial challenges to the guidance which have been filed; (iii) new developments in control and process technology; and
(iv) results of ongoing wastewater monitoring. Based upon the Company's review of the Final Guidance, the original estimates of capital spending necessary to comply with the Great Lakes Water Quality Agreement are no longer valid. The Company presently believes that compliance with the Final
Guidance will not require material capital expenditures.

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

                           FORT HOWARD CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Second Quarter and First Six Months of 1995 Compared to 1994

                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                                  ------------------        ----------------
                                   1995        1994         1995        1994
                                   ----        ----         ----        ----
                                       (In thousands, except percentages)
Net sales:
  Domestic tissue............... $323,565    $267,548     $617,493   $496,918
  International operations......   41,166      30,163       77,353     62,663
  Harmon........................   47,379      17,588       84,640     31,048
                                 --------    --------     --------   --------
  Consolidated.................. $412,110    $315,299     $779,486   $590,629
                                 ========    ========     ========   ========
Operating income:
  Domestic tissue............... $ 82,111    $ 75,710     $149,475   $134,998
  International operations......    4,387       2,428        6,359      2,923
  Harmon........................    1,593         751        3,032      1,101
                                 --------    --------     --------   --------
  Consolidated..................   88,091      78,889      158,866    139,022
Depreciation....................   24,689      23,681       49,020     45,779
                                 --------    --------     --------   --------
EBITDA(a)....................... $112,780    $102,570     $207,886   $184,801
                                 ========    ========     ========   ========

Consolidated net income (loss).. $  7,619    $ (2,049)    $(20,647)  $(45,391)
                                 ========    ========     ========   ========
EBITDA as a percent of
  net sales(a)..................    27.4%       32.5%        26.7%      31.3%

- ------------------

     (a) EBITDA is reported by the Company, not as a measure of operating results, but rather as a measure of the Company's debt service ability. Certain financial and other restrictive covenants in the Company's New Bank Credit Agreement and other instruments governing the Company's indebtedness are based on the Company's EBITDA, subject to certain adjustments.

     Net Sales. Consolidated net sales for the second quarter and first six months of 1995 increased 30.7% and 32.0% compared to 1994, respectively. Domestic tissue net sales for the second quarter and first six months of 1995 increased 20.9% and 24.3% compared to 1994, respectively. For the second quarter of 1995 compared to second quarter of 1994, domestic tissue net selling prices increased 23.0% with somewhat stronger pricing improvement in the commercial market than in the consumer market. Over this same period, converted products volume increased 1.9% and the Company sharply reduced parent roll volume. For the first six months of 1995 compared to the first


                                    - 8 -
six months of 1994, domestic tissue net selling prices increased 16.0%, converted products volume increased 9.9% and the Company reduced parent roll volume.

     From the first quarter of 1995 to the second quarter of 1995, overall domestic tissue net selling prices increased 13.4% as a result of price increases announced for the commercial market effective mid-October 1994, January 1995 and April 1995 and for the consumer market effective January 1995 and mid-May 1995. Price improvement occurred at a slightly higher pace from the first quarter of 1995 to the second quarter of 1995 in the consumer market compared to the commercial market. The benefits of the consumer market price increase announced for mid-May 1995 were not immediately realized due to competitive announcements taking effect in mid-July 1995. In addition, a further price increase was announced for napkin products for the consumer market effective August 1995. A further commercial market price increase was announced effective July 7, 1995. Because a substantial portion of the Company's commercial sales are pursuant to contracts which specify pricing for varying terms, in some instances for periods up to one year, there is a time lag before the Company realizes the full benefit of commercial market price increases. In recent months as commercial contracts are renewed, the Company has reduced the periods of its price guarantees of those contracts to a maximum of three months.

     Domestic volume growth was strong in the consumer market in the second quarter of 1995 compared to the second quarter of 1994 while volume in the commercial market was flat. Sales of tissue paper sold in parent roll form to export markets were reduced sharply in the second quarter of 1995 compared to second quarter of 1994 to focus sales on higher margin converted products.
For the first six months of 1995, volume growth was significant in both the commercial and consumer markets due to strong shipments in the first quarter of 1995 compared to weak shipments in the first quarter of 1994 when the Company's volume was adversely affected by its attempts to seek successive price increases.

     Net sales of the Company's international operations increased 36.5% and 23.4% for the second quarter and first six months of 1995 compared to 1994, respectively, due to an increase in net selling prices on flat volume plus the benefit from the change in foreign exchange rates. Net sales of the Company's wastepaper brokerage subsidiary, Harmon Associates Corp. ("Harmon"), increased 169.4% and 172.6% for the second quarter and first six months of 1995 compared to 1994, respectively, due to higher selling prices and, to a much lesser degree, higher volume.

     Gross Income. Consolidated gross income increased 7.2% and 10.5% for the second quarter and first six months of 1995 compared to 1994, respectively, due to the higher selling prices and volumes, partially offset by higher raw material costs. Consolidated gross margins decreased to 27.8% and 27.5% for the second quarter and first six months of 1995 from 33.9% and 32.8% for the second quarter and first six months of 1994, respectively. Domestic tissue gross margins decreased for the second quarter and first six months of 1995 compared to the second quarter and first six months of 1994 primarily due to significantly higher wastepaper prices. Costs of other raw materials also increased during the first six months of 1995 compared to 1994 but by a much lower percentage while all other costs held flat or declined due to efficiences achieved from higher volumes. Gross margins of international operations increased in both the second quarter and first six months of 1995 compared to 1994, in spite of significantly higher wastepaper prices, due to


                                    - 9 -
the effects of product rationalization on 1994 earnings. In addition, consolidated gross margins were negatively affected for both the second quarter and first six months of 1995 compared to 1994 by the significant increased proportion of net sales represented by the Company's wastepaper brokerage subsidiary which typically has very low margins compared to domestic tissue operations.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, as a percent of net sales, decreased to 6.4% and 7.1% for the second quarter and first six months of 1995 compared to 8.8% and 9.2% for the second quarter and first six months of 1994, respectively. The decreases occurred principally due to the effects of significantly higher net sales.

     Operating Income. Operating income increased to $88 million and $159 million for the second quarter and first six months of 1995 from $79 million and $139 million for the second quarter and first six months of 1994, respectively. Operating income as a percent of net sales decreased to 21.4% and 20.4% in the second quarter and first six months of 1995 compared to 25.0% and 23.5% in the second quarter and first six months of 1994, respectively. Domestic tissue operating income as a percent of net sales decreased to 25.4% and 24.2% in the second quarter and first six months of 1995 from 28.3% and 27.2% in the second quarter and first six months of 1994, respectively, principally because the rate of increase in wastepaper costs during the previous twelve months exceeded the rate of increase in net selling prices. However, on a per ton basis, operating income of both the domestic and international tissue operations was higher in the second quarter and first six months of 1995 compared to 1994. In addition, consolidated operating income declined as a percent of net sales due to the significant increased proportion of net sales represented by the Company's wastepaper brokerage subsidiary which typically has very low operating income margins compared to either domestic tissue or international operations.

     Extraordinary Loss. The Company's net loss in the first six months of 1995 was increased by an extraordinary loss of $19 million (net of income taxes of $12 million) representing the redemption premiums on the repurchases of all the Company's outstanding 12 5/8% Debentures at the redemption price of 102.5% of the principal amount thereof, and write-offs of deferred loan costs associated with the prepayment or repurchases of all indebtedness outstanding under the Company's 1988 Bank Credit Agreement, the 1993 Term Loan and the Senior Secured Notes on March 16, 1995, and the redemption of all outstanding 12 5/8% Debentures and 14 1/8% Debentures on April 15, 1995. The Company's net loss in the first six months of 1994 was increased by an extraordinary loss of $28 million (net of income taxes of $15 million) representing the redemption premiums on the repurchases of all the Company's remaining 12 3/8% Notes at the redemption price of 105% of the principal amount thereof and $238 million of the 12 5/8% Debentures at the redemption price of 105% of the principal amount thereof on March 11, 1994, and the write-off of deferred loan costs associated with the prepayment of $100 million of the 1988 Term Loan on February 10, 1994, and the repurchases of the 12 3/8% Notes and the 12 5/8% Debentures.

     Net Income (Loss). For the second quarter of 1995, net income was $8 million but a net loss in the first quarter of 1995 resulted in a net loss of $21 million for the first six months of 1995, compared to net losses of $2 million and $45 million for the second quarter and first six months of 1994, respectively.


                                    - 10 -
FINANCIAL CONDITION

     For the first six months of 1995, cash decreased $128,000. Capital additions of $23 million, debt repayments of $1,616 million, including the prepayment or repurchase of all of the 1988 Term Loan, the 1988 Revolving Credit Facility, the 1993 Term Loan and the Senior Secured Notes and the redemption of all the outstanding 12 5/8% Debentures and 14 1/8% Debentures, and cash used for operations of $25 million were funded principally by net proceeds of $284 million from the sale of Common Stock and borrowings of $1,380 million (net of $48 million of debt issuance costs) pursuant to the Recapitalization (see below).

     During the first six months of 1995, receivables increased $27 million due principally to higher net selling prices in the domestic tissue and wastepaper brokerage operations and inventories increased by $33 million principally due to higher manufacturing costs and a seasonal inventory build. Accounts payable increased $20 million due to rising wastepaper costs and the seasonal inventory build. The liability for interest payable decreased
$21 million due to the early payment of interest in connection with the Recapitalization. Other current liabilities declined $15 million resulting from the payment of obligations due on an annual basis, including employee bonuses and profit sharing and customer incentive payments. As a result of all these changes and the prepayment of the remaining $107 million outstanding under the 1988 Term Loan from the net proceeds of the Recapitalization, net working capital increased to $81 million at June 30, 1995 from a deficit of $98 million at December 31, 1994.

     For the first six months of 1995, cash of $25 million was used for operations while in the same period of 1994 cash of $22 million was provided from operations. Cash was used for operations during 1995 principally because interest on the 14 1/8% Debentures converted from non-cash to cash pay on November 1, 1994 and the timing of scheduled interest payments on long-term debt changed during 1995 as a result of the Recapitalization.

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





                                    - 11 -
     (3) The application on March 16, 1995 of the net proceeds of the sale of 25,000,000 shares of Common Stock pursuant to the Offering, together with borrowings under the New Term Loans, to prepay or redeem all the Company's indebtedness outstanding under the 1988 Bank Credit Agreement, 1993 Term Loan and Senior Secured Notes.

     (4) The application on April 15, 1995 of borrowings under the New Term Loans, the 1995 Receivables Facility and the 1995 Revolving Credit Facility to redeem all outstanding 14 1/8% Debentures (at par) and 12 5/8% Debentures (at 102.5% of the principal amount thereof).

     The Company's 1995 Revolving Credit Facility, which may be used for general corporate purposes, has a final maturity of March 16, 2002. At June 30, 1995, the Company had $135 million in available capacity under the 1995 Revolving Credit Facility.












































                                    - 12 -


                          PART II.  OTHER INFORMATION

1.   LEGAL PROCEEDINGS

     Reference is made to Note 7 to the condensed consolidated financial statements included herein.

2.   CHANGES IN SECURITIES

     None

3.   DEFAULTS UPON SENIOR SECURITIES

     None

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

5.   OTHER INFORMATION

     None

6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits:

         Exhibit No.                     Description

            27         Financial Data Schedule for the six months ended
                       June 30, 1995.

            99 News release containing financial results for the quarter ended June 30, 1995.

     b) No reports on Form 8-K were filed by the Company for the quarter for which this report is filed.

                            FORT HOWARD CORPORATION

                                  SIGNATURES




Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    FORT HOWARD CORPORATION

                                    Registrant



July 26, 1995                        /s/ Kathleen J. Hempel
                                   ----------------------------------------
                                   Kathleen J. Hempel, Vice Chairman and
                                   Chief Financial Officer




July 26, 1995                        /s/ James W. Nellen II
                                    ---------------------------------------
                                    James W. Nellen II, Vice President
                                    and Secretary




July 26, 1995                        /s/ Charles L. Szews
                                    ---------------------------------------
                                    Charles L. Szews
                                    Vice President and
                                    Controller


















                                      - 14 -
                              INDEX TO EXHIBITS



Exhibit No.                     Description

    27        Financial Data Schedule for the six months ended
              June 30, 1995

    99 News release containing financial results for the quarter ended June 30, 1995