Form 10-Q
period 1995-09-30
FORT HOWARD CORP
filed 1995-10-25
CIK 38195

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC   20549

                                   FORM 10-Q

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      September 30, 1995      OR


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

                     Yes     [X]          No     [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                     Outstanding at October 25, 1995
                -----                     -------------------------------
Voting Common Stock, par value $.01                  63,370,794
  per share







                        PART I.  FINANCIAL INFORMATION

                            FORT HOWARD CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                         Three Months Ended      Nine Months Ended
                                           September 30,            September 30,
                                         ------------------     ------------------
                                          1995        1994        1995       1994
                                          ----        ----        ----       ----
                                            (In thousands, except per share data)
Net sales...........................   $426,116     $340,068  $1,205,602   $930,697
Cost of sales.......................    299,974      227,338     865,474    624,399
                                       --------     --------  ----------   --------
Gross income........................    126,142      112,730     340,128    306,298

Selling, general and administrative.     30,773       27,546      85,893     82,092
                                       --------     --------  ----------   --------
Operating income ...................     95,369       85,184     254,235    224,206
Interest expense....................     74,177       84,209     237,258    251,562
Other (income) expense, net.........     (1,600)         (87)     (2,537)       215
                                       --------     --------  ----------   --------
Income (loss) before taxes..........     22,792        1,062      19,514    (27,571)
Income tax expense (credit).........      8,292          772       6,913    (10,640)
                                       --------     --------  ----------   --------
Net income (loss) before
  extraordinary item................     14,500          290      12,601    (16,931)

Extraordinary item -- loss on
  debt repurchases (net of income
  taxes of $11,986 in 1995 and
  $14,731 in 1994)..................         --           --     (18,748)   (28,170)
                                       --------     --------  ----------   --------

Net income (loss)...................   $ 14,500     $    290  $   (6,147)  $(45,101)
                                       ========     ========  ==========   ========

Net income (loss) per share:
  Net income (loss) before
    extraordinary item..............   $   0.23     $   0.01  $     0.22   $  (0.44)
  Extraordinary item................         --           --       (0.33)     (0.74)
                                       --------     --------  ----------   --------
  Net income (loss).................   $   0.23     $   0.01  $    (0.11)  $  (1.18)
                                       ========     ========  ==========   ========

Average shares outstanding..........   $ 63,371       38,101      56,495     38,104
                                       ========     ========  ==========   ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            FORT HOWARD CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                               September 30,   December 31,
                                                   1995            1994
                                               -------------   ------------
                                                      (In thousands)
Assets
  Current assets:
    Cash and cash equivalents...............    $      441       $      422
    Receivables, less allowances of $1,836
      in 1995 and $1,589 in 1994............       105,178          123,150
    Inventories.............................       172,663          130,843
    Deferred income taxes...................        20,000           20,000
    Income taxes receivable.................           700            5,200
                                                ----------       ----------
      Total current assets..................       298,982          279,615

  Property, plant and equipment.............     1,961,925        1,932,713
    Less:  Accumulated depreciation.........       683,619          611,762
                                                ----------       ----------
      Net property, plant and equipment.....     1,278,306        1,320,951

  Other assets..............................        94,944           80,332
                                                ----------       ----------
      Total assets..........................    $1,672,232       $1,680,898
                                                ==========       ==========
Liabilities and Shareholders' Deficit
  Current liabilities:
    Accounts payable........................    $  127,604       $  100,981
    Interest payable........................        25,735           84,273
    Income taxes payable....................           653              224
    Other current liabilities...............        68,013           75,450
    Current portion of long-term debt.......        55,488          116,203
                                                ----------       ----------
      Total current liabilities.............       277,493          377,131

  Long-term debt............................     3,010,613        3,189,644
  Deferred and other long-term income taxes.       205,601          209,697
  Other liabilities.........................        36,696           41,162
  Common Stock with put right...............            --           11,711

  Shareholders' deficit:
    Common Stock............................           634              381
    Additional paid-in capital..............       895,652          600,090
    Cumulative translation adjustment.......        (1,722)          (2,330)
    Retained deficit........................    (2,752,735)      (2,746,588)
                                                ----------       ----------
      Total shareholders' deficit...........    (1,858,171)      (2,148,447)
                                                ----------       ----------
      Total liabilities and shareholders'
        deficit.............................    $1,672,232       $1,680,898
                                                ==========       ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                    - 3 -


                           FORT HOWARD CORPORATION

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                          Nine Months Ended
                                                            September 30,
                                                         ------------------
                                                         1995          1994
                                                         ----          ----
                                                           (In thousands)

Cash provided from (used for) operations:
  Net loss.......................................     $   (6,147)   $ (45,101)
  Depreciation...................................         73,751       69,786
  Non-cash interest expense......................          9,634       64,759
  Deferred income tax credit.....................         (3,967)     (19,698)
  Pre-tax loss on debt repurchases...............         30,734       42,901
  (Increase) decrease in receivables.............         17,972      (26,897)
  Increase in inventories........................        (41,820)      (5,622)
  Decrease in income taxes receivable............          4,500        3,900
  Increase in accounts payable...................         26,623        1,086
  Decrease in interest payable...................        (58,538)     (19,770)
  Increase in income taxes payable...............            429          776
  All other, net.................................        (12,228)      (8,321)
                                                      ----------    ---------
    Net cash provided from operations............         40,943       57,799

Cash used for investment activity--
  Additions to property, plant and equipment.....        (32,150)     (64,674)

Cash provided from (used for) financing activities:
  Proceeds from long-term borrowings.............      1,438,900      750,000
  Repayment of long-term borrowings..............     (1,682,623)    (721,034)
  Debt issuance costs............................        (49,155)     (21,584)
  Issuance (repurchase) of Common Stock, net of
    offering costs...............................        284,104          (97)
                                                      ----------    ---------
    Net cash provided from (used for) financing
      activities.................................         (8,774)       7,285
                                                      ----------    ---------
Increase in cash.................................             19          410

Cash at beginning of period......................            422          227
                                                      ----------    ---------

  Cash at end of period..........................     $      441    $     637
                                                      ==========    =========

Supplemental Cash Flow Disclosures:
  Interest paid..................................     $  288,215    $ 210,091
  Income taxes paid (refunded) - net.............         (5,705)      (8,696)


The accompanying notes are an integral part of these condensed consolidated financial statements.


                                    - 4 -


                           FORT HOWARD CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements reflect all adjustments (consisting only of normally recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Certain reclassifications have been made to conform prior years' data to the current format. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for 1994 and the Company's quarterly reports on Form 10-Q for the quarters ended March 31, 1995 and June 30, 1995.

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

3.   NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding during the periods. The weighted average number of common shares outstanding for the three and nine month periods ended September 30, 1995 were 63,370,794 and 56,494,512, respectively. The weighted average number of common shares outstanding for the three and nine month periods ended September 30, 1994 were 38,101,291 and 38,103,878, respectively. The assumed exercise of all outstanding stock options has been excluded from the computation of net income (loss) per share for the three and nine month periods ended September 30, 1995 and 1994 because the results would be antidilutive.

4.   INVENTORIES

 Inventories consist of:

                                                September 30,  December 31,
                                                    1995           1994
                                                ------------   ------------
                                                     (In thousands)

       Raw materials and supplies                 $ 79,825      $ 63,721
       Finished and partly-finished products        92,838        67,122
                                                  --------      --------
                                                  $172,663      $130,843
                                                  ========      ========








                                     - 5 -
5.   COMMON STOCK OFFERING

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

     The balance of Common Stock with put right outstanding at the date of the Offering of approximately $12 million was reclassified to Common Stock and Additional Paid-In Capital in the accompanying condensed consolidated financial statements because the put right terminated effective with the consummation of the Offering.

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











                                     - 6 -
     In September 1995, the Company entered into agreements expiring in July 2000 (the "1995 Receivables Sales Agreements") whereby substantially all the Company's domestic tissue accounts receivable are sold. The Company has retained substantially the same credit risk as if the accounts receivable had not been sold. The Company received $60 million from such initial sales which was applied to the repayment of the 1995 Receivables Facility and may receive up to $25 million of additional proceeds on a revolving basis. The Company retains a residual interest in the receivables sold, thus accounts receivable in the accompanying condensed consolidated balance sheet are only reduced by the net proceeds from the sales which totaled $60 million as of September 30, 1995. Under the terms of the 1995 Receivables Sales Agreements, the ongoing interest costs to the Company from this program are based on LIBOR, plus 0.25% to 0.65%, on the net proceeds received.

     The New Bank Credit Agreement and the 1995 Receivables Sales Agreements include restrictions on the Company's operating activities and require the maintenance of certain financial ratios at prescribed levels. The Company believes that such limitations should not impair its plans for continued maintenance and modernization of facilities or other operating activities.

     At September 30, 1995, the available capacity under the Revolving Credit Facility was $125 million.





































                                     - 7 -


                           FORT HOWARD CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Third Quarter and First Nine Months of 1995 Compared to 1994

                               Three Months Ended         Nine Months Ended
                                 September 30,              September 30,
                               ------------------         -----------------
                                1995         1994         1995         1994
                                ----         ----         ----         ----
                                   (In thousands, except percentages)
Net sales:
  Domestic tissue............ $348,058     $278,277    $  965,551    $775,195
  International operations...   43,041       33,713       120,394      96,376
  Harmon.....................   35,017       28,078       119,657      59,126
                              --------     --------    ----------    --------
  Consolidated............... $426,116     $340,068    $1,205,602    $930,697
                              ========     ========    ==========    ========
Operating income:
  Domestic tissue............ $ 88,982     $ 80,756    $  238,457    $215,754
  International operations...    4,995        3,040        11,354       5,963
  Harmon.....................    1,392        1,388         4,424       2,489
                              --------     --------    ----------    --------
  Consolidated...............   95,369       85,184       254,235     224,206

Depreciation.................   24,731       24,007        73,751      69,786
                              --------     --------    ----------    --------
EBITDA(a).................... $120,100     $109,191    $  327,986    $293,992
                              ========     ========    ==========    ========

Consolidated net income
  (loss)..................... $ 14,500     $    290    $   (6,147)   $(45,101)
                              ========     ========    ==========    ========
EBITDA as a percent of
  net sales(a)...............     28.2%        32.1%         27.2%       31.6%

------------------

     (a) EBITDA is reported by the Company, not as a measure of operating results, but rather as a measure of the Company's debt service ability. Certain financial and other restrictive covenants in the Company's New Bank Credit Agreement and other instruments governing the Company's indebtedness are based on the Company's EBITDA, subject to certain adjustments.

     Net Sales. Consolidated net sales for the third quarter and first nine months of 1995 increased 25.3% and 29.5% compared to 1994, respectively. Domestic tissue net sales for the third quarter and first nine months of 1995 increased 25.1% and 24.6% compared to 1994, respectively. For the third quarter of 1995 compared to the third quarter of 1994, domestic tissue net selling prices increased 27.7%, converted products volume increased 0.7% and





                                     - 8 -
the Company reduced parent roll volume. For the first nine months of 1995 compared to the first nine months of 1994, domestic tissue net selling prices increased 19.9%, converted products volume increased 6.6% and the Company reduced parent roll volume.

     From the second quarter of 1995 to the third quarter of 1995, overall domestic tissue net selling prices increased 5.1% as a result of price increases announced for the commercial market effective April 1995 and July 1995 and for the consumer market effective January 1995 and mid-May 1995. In addition, further price increases were announced for napkin products for the consumer market effective August 1995 and for commercial market products effective late September 1995.

     For the third quarter of 1995 compared to the third quarter of 1994, domestic volume was stronger in the consumer market than in the commercial market. Sales of tissue paper sold in parent roll form to export markets were reduced beginning in the second quarter of 1995 compared to prior year levels to focus sales on higher margin converted products.

     Net sales of the Company's international operations increased 27.7% and 24.9% for the third quarter and first nine months of 1995 compared to 1994, respectively, due largely to an increase in net selling prices, slightly higher volume of converted products and the benefit from the change in foreign exchange rates, while parent roll volume was reduced. Net sales of the Company's wastepaper brokerage subsidiary, Harmon Associates Corp. ("Harmon"), increased 24.7% and 102.4% for the third quarter and first nine months of 1995 compared to 1994, respectively, due to higher selling prices and, to a much lesser degree, higher volume.

     Gross Income. Consolidated gross income increased 11.9% and 11.0% for the third quarter and first nine months of 1995 compared to 1994, respectively, due to the higher selling prices, partially offset by higher raw material costs. Consolidated gross margins decreased to 29.6% and 28.2% for the third quarter and first nine months of 1995 from 33.1% and 32.9% for the third quarter and first nine months of 1994, respectively. Domestic tissue gross margins decreased for the third quarter and first nine months of 1995 compared to the third quarter and first nine months of 1994 primarily due to significantly higher wastepaper prices. Costs of other raw materials also increased during the first nine months of 1995 compared to 1994 but by a much lower percentage while all other costs held flat or declined due to efficiencies achieved from higher volumes. In the third quarter of 1995, wastepaper prices flattened and then declined slightly. Further wastepaper price declines are expected in the fourth quarter of 1995 prior to the seasonally lower wastepaper generation months in the first quarter of 1996. Gross margins of international operations increased in both the third quarter and first nine months of 1995 compared to 1994, in spite of significantly higher wastepaper prices, due to the effects of product rationalization on 1994 earnings. In addition, consolidated gross margins were negatively affected for both the third quarter and first nine months of 1995 compared to 1994 by the significant increased proportion of net sales represented by the Company's wastepaper brokerage subsidiary which typically has very low margins compared to domestic tissue operations.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, as a percent of net sales, decreased to 7.2% and 7.1% for the third quarter and first nine months of 1995, compared to 8.1% and 8.8%



                                     - 9 -
for the third quarter and first nine months of 1994, respectively. The decreases occurred principally due to the effects of significantly higher net sales.

     Operating Income. Operating income increased to $95 million and $254 million for the third quarter and first nine months of 1995 from $85 million and $224 million for the third quarter and first nine months of 1994, respectively. Operating income as a percent of net sales decreased to 22.4% and 21.1% in the third quarter and first nine months of 1995 compared to 25.0% and 24.1% in the third quarter and first nine months of 1994, respectively. Domestic tissue operating income as a percent of net sales decreased to 25.6% and 24.7% in the third quarter and first nine months of 1995 from 29.0% and 27.8% in the third quarter and first nine months of 1994, respectively, principally because the rate of increase in wastepaper costs during the previous twelve months exceeded the rate of increase in net selling prices. In addition, consolidated operating income declined as a percent of net sales due to the significant increased proportion of net sales represented by the Company's wastepaper brokerage subsidiary which typically has very low margins compared to either domestic tissue or international operations. However, domestic tissue and international tissue operating income as a percent of net sales has increased in each of the second and third quarters of 1995 compared to the immediately preceding quarter as net selling prices have continued to increase while wastepaper costs flattened and then declined slightly. On a per ton basis, operating income of both the domestic and international tissue operations was higher in the third quarter and first nine months of 1995 compared to 1994.

     Extraordinary Loss. The Company's net loss in the first nine months of 1995 was increased by an extraordinary loss of $19 million (net of income taxes of $12 million) representing the redemption premiums on the repurchases of all the Company's outstanding 12 5/8% Debentures at the redemption price of 102.5% of the principal amount thereof, and write-offs of deferred loan costs associated with the prepayment or repurchases of all indebtedness outstanding under the Company's 1988 Bank Credit Agreement, the 1993 Term Loan and the Senior Secured Notes on March 16, 1995, and the redemption of all outstanding 12 5/8% Debentures and 14 1/8% Debentures on April 15, 1995. The Company's net loss in the first nine months of 1994 was increased by an extraordinary loss of $28 million (net of income taxes of $15 million) representing the redemption premiums on the repurchases of all the Company's remaining 12 3/8% Notes at the redemption price of 105% of the principal amount thereof and $238 million of 12 5/8% Debentures at the redemption price of 105% of the principal amount thereof on March 11, 1994, and the write off of deferred loan costs associated with the prepayment of $100 million of the 1988 Term Loan on February 10, 1994, and the repurchases of the 12 3/8% Notes and the 12 5/8% Debentures.

     Net Income (Loss). For the third quarter of 1995, net income was $15 million compared to net income of $290,000 for the third quarter of 1994. For the first nine months of 1995, the Company reported a net loss of $6 million compared to a net loss of $45 million for the first nine months of 1994.

FINANCIAL CONDITION

     For the first nine months of 1995, cash increased $19,000. Capital additions of $32 million, debt repayments of $1,683 million, including the prepayment or repurchase of all of the 1988 Term Loan, the 1988 Revolving


                                    - 10 -
Credit Facility, the 1993 Term Loan and the Senior Secured Notes, repayment of the 1995 Receivables Facility and the redemption of all the outstanding
12 5/8% Debentures and 14 1/8% Debentures were funded principally by cash provided from operations of $41 million, net proceeds of $284 million from the sale of Common Stock and borrowings of $1,390 million (net of $49 million of debt issuance costs) pursuant to the Recapitalization (see below) and the proceeds from the sale of certain domestic tissue receivables of $60 million (see below).

     Receivables decreased $18 million during the first nine months of 1995 due principally to the sale of certain domestic tissue receivables of $60 million, which was largely offset by a seasonal increase in net sales and significantly higher net selling prices in all the Company's businesses. Inventories increased by $42 million principally due to higher manufacturing costs and a seasonal inventory build. Accounts payable increased $27 million due to higher wastepaper and other raw material costs. The liability for interest payable decreased $59 million due to the early payment of interest in connection with the Recapitalization and due to the timing of the quarter end relative to semiannual interest payment dates. Other current liabilities declined $7 million resulting from the payment of obligations due on an annual basis, including employee bonuses and profit sharing and customer incentive payments. As a result of all these changes and the reduction of the current portion of long-term debt, net working capital increased to $21 million at September 30, 1995, from a deficit of $98 million at December 31, 1994.

     For the first nine months of 1995, cash of $41 million was provided from operations while for the first nine months of 1994, cash of $58 million was provided from operations. Cash provided from operations declined during 1995 principally because interest on the 14 1/8% Debentures converted from non-cash to cash pay on November 1, 1994, the timing of scheduled interest payments on long-term debt changed during 1995 as a result of the Recapitalization and working capital requirements for receivables and inventories increased due to increases in net selling prices and raw material costs, respectively. Such decreases in cash provided from operations were largely offset by proceeds from the sale of domestic accounts receivable.

     On April 15, 1995, the Company completed a recapitalization plan (the "Recapitalization") to prepay or redeem a substantial portion of its indebtedness in order to reduce the level and overall cost of its debt, extend certain debt maturities, increase shareholders' equity and enhance its access to capital markets.

     The Recapitalization included the following components:

     (1) The offer and sale by the Company of 25,000,000 shares of Common Stock on March 16, 1995, and 269,555 additional shares of Common Stock on April 12, 1995 pursuant to the exercise of a portion of the underwriters' over-allotment option, at $12.00 per share (the "Offering");

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

     In September 1995, the Company entered into accounts receivable sales agreements which segregate certain domestic tissue receivables from the Company's other assets and liabilities in order to achieve a lower cost of funds based on the credit quality of the receivables. As a result, accounts receivable was reduced by $60 million, the 1995 Receivables Facility was repaid and the interest cost on the 1995 Receivables Facility of 2.5% over LIBOR has been effectively replaced by financing costs equal to 0.25% to 0.65% over LIBOR on $60 million. In connection with these agreements, additional revolving funds of up to $25 million may be available to the Company, resulting in further decreases in accounts receivable and interest costs. On October 5, 1995, the Company made its initial draw under these revolving agreements of $8 million.

     The Company's 1995 Revolving Credit Facility, which may be used for general corporate purposes, has a final maturity of March 16, 2002. At September 30, 1995, the Company had $125 million in available capacity under the 1995 Revolving Credit Facility.































                                     - 12 -
                            PART II.  OTHER INFORMATION

1.   LEGAL PROCEEDINGS

     None

2.   CHANGES IN SECURITIES

     None

3.   DEFAULTS UPON SENIOR SECURITIES

     None

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

5.   OTHER INFORMATION

     None

6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits:

         Exhibit No.                      Description

            27 Financial Data Schedule for the nine months ended September 30, 1995.

            99 News release containing financial results for the quarter ended September 30, 1995.

     b) No reports on Form 8-K were filed by the Company for the quarter for which this report is filed.























                                     - 13 -
                            FORT HOWARD CORPORATION

                                  SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    FORT HOWARD CORPORATION
                                    Registrant



October 25, 1995                    /s/ Kathleen J. Hempel
                                    ---------------------------------------
                                    Kathleen J. Hempel, Vice Chairman and
                                    Chief Financial Officer




October 25, 1995                    /s/ James W. Nellen II
                                    ---------------------------------------
                                    James W. Nellen II, Vice President
                                    and Secretary




October 25, 1995                    /s/ Charles L. Szews
                                    ---------------------------------------
                                    Charles L. Szews, Vice President
                                    and Controller





















                                     - 14 -
                               INDEX TO EXHIBITS




         Exhibit No.                      Description

            27 Financial Data Schedule for the nine months ended September 30, 1995.

            99 News release containing financial results for the quarter ended September 30, 1995.