Form 10-K
period 1995-12-31
FORT HOWARD CORP
filed 1996-02-07
CIK 38195

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC   20549

                                 FORM 10-K
(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1995 OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the transition period from                      to

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  [   ]

The aggregate market value of Common Stock held by nonaffiliates of the Registrant, based on the closing price reported by the Nasdaq National Market on January 15, 1996, was $797,248,627.

As of January 15, 1996, 63,370,794 shares of $.01 par value Common Stock were outstanding.

The sections of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1996, captioned "Election of Directors," "Ownership of Common Stock by Management," "Principal Stockholders," "Certain Transactions," "Committees of the Board of Directors; Meetings and Compensation of Directors," "Executive Compensation," "Committee Report on Executive Compensation" and "Performance Graph" are incorporated by reference into this Form 10-K at Part III, Items 10, 11, 12 and 13.


                                      PART I

ITEM 1.  BUSINESS

THE COMPANY

     Founded in 1919, Fort Howard is a leading manufacturer, converter and marketer of sanitary tissue products, including specialty dry form products, in the United States and the United Kingdom. Its principal products, which are sold in the commercial (away-from-home) and consumer (at-home) markets, include paper towels, bath tissue, table napkins, wipers and facial tissue manufactured from virtually 100% recycled fibers. The Company believes that it has the leading market share of tissue products in the domestic commercial market of approximately 26% and has focused approximately 60% of its capacity on this segment of the tissue market. In the domestic consumer market, where the Company has an approximate 10% market share, its principal brands include Mardi Gras printed napkins (which hold the leading domestic market position) and paper towels, Soft'n Gentle bath and facial tissue, So-Dri paper towels, and Green Forest, the leading domestic line of environmentally positioned, recycled tissue paper products. Fort Howard also manufactures and distributes its products in the United Kingdom where it currently has the third largest market share primarily in the consumer segment of the market.


DOMESTIC TISSUE OPERATIONS

Products

     Commercial Products. Fort Howard's commercial tissue products include folded and roll towels, bath and facial tissue, bulk and dispenser napkins, disposable wipers, specialty printed merchandise and dispensers. Competition in this market is based upon attaining a competitive level of product attributes at prices which provide a good value to customers. Another competitive factor is the ability to provide reliable and timely service.

     In addition, the Company also produces parent rolls for sale to converters in international markets, including Latin America and the Middle East.

     Consumer Products. Fort Howard's consumer product growth strategy has targeted the value brand and private label segments of the market. The Company's value brand products such as Mardi Gras, Soft'n Gentle and Green Forest offer a high level of softness, absorbency and brightness at a substantial price savings versus the premium brands. The appeal of Mardi Gras napkins and paper towels is enhanced by their multi-color prints with changing patterns and special seasonal designs.

     Fort Howard is the leading tissue producer in the growing consumer private label business with an estimated market share of approximately 40% in 1995. Many national grocery chains have focused on the development of private label tissue products to support the positioning of the chain with their shoppers as well as to enhance margins. Typically offered on a limited supplier basis, private label products enable the Company to form close relationships with many of the nation's fastest growing, leading grocery chains and mass merchandisers and afford opportunities for sales of Fort Howard's branded products with these same customers.



                                    - 2 -
Marketing

     Commercial Market. Approximately 60% of the Company's products are sold through paper, institutional food and janitorial distributors into the commercial market. These products are produced in a broad range of weights, textures, sizes, colors and package configurations providing Fort Howard with distinct advantages as a full-line manufacturer. The Company also creates and prints logos, commercial messages and artistic designs on paper napkins and place mats for commercial customers and party goods and specialty print merchandisers. The Company sells its commercial products under its own brand names which include Envision, Generation II and Preference Ultra and under the Fort Howard name.

     Fort Howard's commercial sales force of approximately 200 salaried representatives combines broad geographical reach and frequency of contact with the Company's major commercial customers, including large distributors, national accounts and club warehouses. Because the commercial sales force is dedicated to the sale of the Company's commercial tissue products, the Company's sales representatives are able to devote substantial time to developing end user demand, an important selling point for the Company's distributors. In addition, the Company's sales force includes specialized sales teams focused on selling wiper products and its premium quality products.

     Consumer Market. Approximately 40% of the Company's products are sold through independent brokers to major food store chains and wholesale grocers or directly to mass merchandisers for at-home use. Most consumer products are sold under Company-owned brand names, with a significant percentage of products being sold under private labels. Principal brand names of consumer products include Mardi Gras, Soft'n Gentle, So-Dri and Green Forest. Regional sales managers focus on maintaining close relationships with brokers and retailers by emphasizing Fort Howard's historic strengths--attractive product attributes at a good value for the consumer and enhanced margins for retailers. The Company's national accounts sales force focuses on mass merchandisers and on implementing their "everyday low pricing" strategies.
The private label sales team markets directly to national accounts and through food brokers to their customers. In contrast to tissue producers who emphasize marketing of their consumer products through advertising and promotion to the end consumer, Fort Howard incurs minimal advertising expense. Rather, the Company focuses its marketing efforts for consumer products on trade promotion and incentive programs targeted to grocery and mass merchandising retailers.


INTERNATIONAL TISSUE OPERATIONS

     The Company's international tissue operations principally consist of its tissue business in the United Kingdom, Fort Sterling Limited ("Fort Sterling"). The Company also entered into a small joint venture to convert parent rolls into finished products in the People's Republic of China in 1995 which will begin operations in the first half of 1996, and opened direct sales operations in Mexico in 1995. For an analysis of net sales, operating income
(loss) and identifiable operating assets in the United States and internationally, see Note 12 to the audited consolidated financial statements.





                                    - 3 -
Products

     Fort Sterling's primary thrust has been in the larger consumer segment of the United Kingdom tissue market where approximately 85% of its converted product sales are targeted. In a market where private label represents about one-half of all tissue sales, the Company believes that Fort Sterling maintains a leading share of the consumer private label market. Approximately two-thirds of Fort Sterling's consumer business in 1995 was sold under private labels to large grocers and convenience stores. Fort Sterling's principal brand is its Nouvelle line of tissue paper products. Overall, Fort Sterling's consumer market share approximated 16% in 1995.

     Fort Sterling has approximately 5% of the market share in the commercial segment.

Marketing

     Fort Sterling maintains a direct sales force serving large national grocers, independent grocers and mass merchandisers in the consumer market. Fort Sterling has a commercial sales force which markets the Company's products via a network of independent distributors. A separate national accounts sales team targets commercial foodservice, health care and national industrial accounts.


CAPITAL EXPENDITURES

     The Company has invested heavily in its manufacturing operations.
Capital expenditures in the Company's tissue business were approximately
$674 million for the five year period ended December 31, 1995, $476 million of which was incurred for capacity expansion projects. In addition, the Company's annual capital spending program includes significant investments for the ongoing modernization of each of its mills. For example, as new deinking technologies and converting equipment are developed, the Company adds such technology and equipment at each mill to maintain its low cost structure.

     In 1994, the Company completed the installation of a fifth tissue paper machine, environmental protection equipment and associated facilities at its Muskogee tissue mill. Total expenditures for the expansion were approximately $140 million. In 1993, the Company completed an expansion of its Green Bay tissue mill, including the addition of a new tissue paper machine and related environmental protection, pulp processing, converting, and steam generation equipment. The new tissue paper machine at the Green Bay mill commenced production in August 1992. Total expenditures for the expansion project were $180 million. Also in 1993, Fort Sterling completed a $96 million expansion which doubled the capacity of its paper mill. The expansion project added a 206-inch tissue paper machine and related deinking and pulp processing plants.


RAW MATERIALS AND ENERGY SOURCES

     The principal raw materials and supplies used to manufacture tissue products are wastepaper (which is processed to reclaim fiber), chemicals, corrugated shipping cases and packaging materials. Fort Howard uses 100% wastepaper for all but a limited number of dry form and specialty products representing approximately 3% of its volume. Currently, Fort Howard recycles over 1.4 million tons of wastepaper annually into tissue products. Beginning


                                     - 4 -
in July 1994, wastepaper prices for the grades of wastepaper used in Fort Howard's products have been volatile. See Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations. The deinking technology employed by the Company allows it to use a broad range of wastepaper grades, which effectively increases both the number of sources and the quantity of wastepaper available for its manufacturing process.

     The Company manufactures some of the process chemicals required for the Company's tissue production at each of its domestic mill locations. The balance of its chemical requirements is purchased from outside sources. The Company also purchases significant quantities of coal and petroleum coke for generation of electrical power and steam at all three of its domestic tissue mills. The Company seeks to maintain inventories of wastepaper, other raw materials and supplies which are adequate to meet its anticipated manufacturing needs.

     The Company's major sources of energy for its domestic tissue mills are coal, petroleum coke and, to a lesser extent, natural gas. These fuels are burned to provide steam and electrical power to process wastepaper, operate machinery and dry paper. Coal is received in Green Bay in self-unloading vessels during the Great Lakes shipping season and at the Muskogee and Savannah mills by rail. Petroleum coke is received in Green Bay and Savannah by rail. The Company maintains adequate inventories of these fuels at each of its domestic mills. The Savannah mill can also generate electrical power by burning natural gas or fuel oil in combustion turbines. The primary sources of energy for the Company's United Kingdom tissue facilities are purchased electrical power and natural gas.


COMPETITION

     All the markets in which the Company sells its products are extremely competitive. The Company's tissue products compete directly with those of a number of large diversified paper companies, including Chesapeake Corporation, Georgia-Pacific Corporation, James River Corporation of Virginia, Kimberly-Clark Corporation, Pope & Talbot, Inc. and the Procter & Gamble Company, as well as regional manufacturers, including converters of tissue into finished products who buy tissue directly from tissue mills. Many of the Company's competitors are larger and more strongly capitalized than the Company which may enable them to better withstand periods of declining prices and adverse operating conditions in the tissue industry. Customers generally take into account price, quality, distribution and service as factors when considering the purchase of products from the Company.


CUSTOMERS AND BACKLOG

     The Company principally markets its products to customers in the United States and the United Kingdom, and to a lesser extent, Mexico, Canada and the Middle East. The business of the Company is not dependent on a single customer.

     The Company's products are manufactured with relatively short production time from basic materials. Products marketed under the Company's trademarks and stock items are sold from inventory. The backlog of customer orders is not significant in relation to sales.



                                    - 5 -
RESEARCH AND DEVELOPMENT

     The Company maintains laboratory facilities with a permanent staff of engineers, scientists and technicians who are responsible for improving existing products, developing new products and processes, product quality, process control and providing technical assistance in adhering to regulatory standards. Continuing emphasis is being placed upon expanding the Company's capability to deink a broader range of wastepaper grades, designing new products, further automating manufacturing operations and developing improved manufacturing and environmental processes.


PATENTS, LICENSES, TRADEMARKS AND TRADE NAMES

     While the Company owns or is a licensee of a number of patents, its operations and products are not materially dependent on any patent. The Company relies on trade secret protection for its proprietary deinking technology which is not covered by patent. The Company's domestic tissue products for at-home use are sold under the principal brand names Mardi Gras, Soft'n Gentle, So-Dri and Green Forest. For the Company's domestic commercial tissue business, principal brand names include Envision, Generation II and Preference. All brand names are registered trademarks of the Company. A portion of the Company's tissue products are sold under private labels or brand names owned by customers.


EMPLOYEES

     At December 31, 1995, the Company's worldwide employment was approximately 6,800, of which 5,800 persons were employed in the United States and 1,000 persons were employed in the United Kingdom. There is no union representation at any of the Company's domestic facilities. The Company's employees at its facilities in the United Kingdom are unionized and the union contracts generally require annual renegotiation of employee wage awards. The Company considers its relationship with its employees to be good.


ENVIRONMENTAL MATTERS

     The Company is subject to substantial regulation by various federal, state and local authorities in the U.S., and by national and local authorities in the United Kingdom concerned with the impact of the environment on human health, the limitation and control of emissions and discharges to the air and waters, the quality of ambient air and bodies of water and the handling, use and disposal of specified substances and solid waste at, among other locations, the Company's process waste landfills.

     Compliance with existing laws and regulations presently requires the Company to incur substantial capital expenditures and operating costs. In addition, environmental legislation and regulations and the interpretation and enforcement thereof are expected to become increasingly stringent. Such further environmental regulation is likely to limit the operating flexibility of the Company's manufacturing operations. Because other paper manufacturers are generally subject to similar environmental restrictions, the Company believes that compliance with environmental laws and regulations is not likely to have a material adverse effect on its competitive position.



                                    - 6 -
     In 1995, the Company made capital expenditures of $4 million with respect to pollution abatement and environmental compliance. The Company expects to commit to approximately $9 million of capital expenditures to maintain compliance with environmental control standards and enhance pollution control at its mills during 1996 and 1997. Because the impact of further environmental regulation cannot be determined with certainty at this time, it is possible that there will be additional capital expenditures during these years, including but not limited to those described below.

     The U.S. Environmental Protection Agency (the "U.S. EPA") has proposed new air emission and revised wastewater discharge standards for the pulp and paper industry which are commonly known as the "Cluster Rules." U.S. EPA has not formally indicated when the components of the Cluster Rules that deal with wastewater discharges are to be finalized. If the final rules on wastewater discharges are substantially the same as the proposed rules, the Company estimates that it will incur additional aggregate capital expenditures of approximately $1.2 million.

     Components of the currently proposed Cluster Rules that address air emissions will have little impact on deinking paper mills such as the Company's mills. However, additional installments of the Cluster Rules, expected to be proposed during 1996 with expected compliance deadlines as late as the year 2000, are expected to specifically address air emissions from deinking mills and likely will have a greater impact on the Company. The Company is presently unable to estimate that impact since the applicable rules have not been proposed and therefore no assurances can be given as to whether the impact will be material to the Company.

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") imposes liability, without regard to fault or to the legality of the original action, on certain classes of persons (referred to as potentially responsible parties or PRPs) associated with a release or threat of a release of hazardous substances into the environment. Financial responsibility for the clean-up or other remediation of contaminated property or for natural resource damages can extend to previously owned or used properties, waterways and properties owned by third parties, as well as to properties currently owned and used by the Company even if contamination is attributable entirely to prior owners. The Company is involved in a voluntary investigation and potential clean-up of the Lower Fox River and has been named a PRP for alleged natural resource damages to the Fox River, both of which are discussed in "Legal Proceedings" below. Other than the United States Department of Interior, Fish and Wildlife Service ("FWS") assessment of the Fox River described in "Legal Proceedings," the Company is currently named as a PRP at only one CERCLA-related site. The Company believes its liability, if any, at such site is de minimis. However, there can be no certainty that the Company will not be named as a PRP at any other sites in the future or that the costs associated with additional sites would not be material to the Company's financial condition or results of operations.

     The Company has $20 million of accrued liabilities as of December 31, 1995 for estimated or anticipated liabilities and legal and consulting costs relating to environmental matters arising from past operations. The Company expects these costs to be incurred over an extended number of years. While the accrued liabilities reflect the Company's current estimate of the cost of these environmental matters, there can be no assurance that the amount accrued will be adequate.



                                      - 7 -

ITEM 2.  PROPERTIES

     Fort Howard produces its domestic tissue products at three mills: its original mill in Green Bay, Wisconsin; its Muskogee, Oklahoma mill constructed as a greenfield site which commenced papermaking production in 1978; and its greenfield mill near Savannah, Georgia, which commenced production in 1987. Each of these mills is a world-class, fully integrated tissue mill that can deink and process fiber from low cost wastepaper to provide virtually all of the mill's tissue fiber. Each mill is geographically located to minimize distribution costs to its regional markets.

     In Green Bay, Wisconsin, the Company operates nine tissue paper machines, including two world-class 270-inch tissue paper machines completed in 1984 and 1992. In addition, the Green Bay mill contains two dry form machines which commenced operation in 1978 and 1989. Although the Green Bay mill is the Company's original mill, having commenced production in 1920, it is well maintained, includes virtually all of Fort Howard's latest technologies and equipment and is cost competitive with the Company's newer mills. The Company's Muskogee, Oklahoma mill contains a new 270-inch tissue paper machine which was added during the first quarter of 1994, and another 270-inch and three 200-inch tissue paper machines which were installed between 1978 and 1985. Fort Howard's greenfield mill located near Savannah, Georgia contains four 270-inch tissue paper machines that commenced production in 1987, 1988, 1989 and 1991.

     Each of the Company's domestic mills also includes a coal-fired cogeneration power plant capable of producing all of the mill's steam and electricity, a modern deinking and pulp processing plant that processes virtually all of the mill's fiber requirements from wastepaper, a chemical plant that produces high volume chemicals used in whitening fibers, high speed converting equipment for cutting, folding, printing and packaging paper into the Company's finished products and related facilities and warehousing. The Muskogee mill also includes a polywrap manufacturing plant that processes approximately one-half of the polywrap required by the Company's domestic mills and the Green Bay mill includes a large machine shop that services all the Company's domestic mills.

     Fort Sterling currently operates three tissue paper machines and a deinking and wastepaper processing plant at its Ramsbottom paper mill. The Company cuts, folds, prints and packages paper into finished tissue products at its Bolton and Wigan converting facilities. All of Fort Sterling's locations are in Greater Manchester, England.

     Except for certain facilities and equipment constructed or acquired in connection with sale and leaseback transactions pursuant to which the Company continues to possess and operate such facilities and equipment, substantially all the Company's manufacturing facilities and equipment are owned in fee. The Company's domestic and United Kingdom tissue manufacturing facilities are pledged as collateral under the terms of the Company's debt agreements. See
Note 5 to the audited consolidated financial statements.

     The Green Bay, Muskogee, Savannah, and United Kingdom facilities generally operate tissue paper machines at full capacity seven days per week, except for downtime for routine maintenance. Converting facilities are generally operated on a 24-hour per day, 5-day per week basis or a 7-day per week schedule. Converting capacity could be expanded by working additional hours and/or adding converting equipment.


                                     - 8 -
ITEM 3.  LEGAL PROCEEDINGS

     In December 1994, the Company was notified by the U.S. Department of Justice of a civil antitrust investigation into possible agreements in restraint of trade in connection with sales of sanitary paper products. The Company has cooperated in the investigation and in the first and second quarters of 1995 responsed to the Civil Investigative Demand served on the Company.

     Since July 1992, the Company has been participating with a coalition consisting of industry, local government, Wisconsin Department of Natural Resources ("WDNR") and public interest members studying the nature and extent of PCB (polychlorinated biphenyl) and other sediment contamination of the Lower Fox River in northeast Wisconsin. The objective of the coalition is to identify, recommend and implement cost effective remediation of contaminated deposits which can be implemented on a voluntary basis. The Company anticipates that any remediation of sediment contamination will begin in an area approximately 35 miles upstream of the Company's Green Bay mill. The Company's participation in the studies undertaken by the coalition is voluntary and its contributions to funding those activities to date have not been significant. The Company's participation in the coalition is not an admission of liability for any portion of any remediation and the Company does not believe its participation will prejudice any defenses available to the Company. In addition to its participation in the activities of the coalition, the Company, together with four other companies with facilities along the Fox River (the "Five Companies"), is engaged in discussions with the WDNR regarding their liability in connection with the remediation and restoration of sediment contamination caused by alleged PCB releases to the Fox River. Based upon available information, the Company believes the WDNR has identified other parties, some of whom have substantial resources, whose manufacturing practices allegedly resulted in the release of PCBs to the Fox River.

     On June 20, 1994, the FWS, a federal natural resources trustee, informed each of the Five Companies that they had been identified as PRPs for purposes of federal claims for natural resources damages under CERCLA, commonly known as the "Superfund Act," and the Federal Water Pollution Control Act arising from alleged releases of PCBs to the Fox River and Green Bay system (the "Federal Claims"). The FWS alleges that natural resources including endangered species, fish, birds and tribal lands or lands held by the United States in trust for various tribes have been exposed to PCBs that were released from facilities located along the Fox River. The FWS has stated that it is undertaking an assessment to determine and quantify the nature and extent of injury to natural resources. The FWS has invited the Five Companies to participate in the development of the type and scope of the assessment and in the performance of the assessment, pursuant to federal regulations. The Five Companies are engaged in discussions with the FWS concerning the nature of their participation in assessment. Based upon presently available information, the Company believes that there are additional parties, some of which may have substantial resources, who may be identified as PRPs for alleged natural resource damages.

     On July 15, 1992, Region V of the U.S. EPA issued a Finding of Violation to the Company concerning the No. 8 boiler at its Green Bay mill. The Finding alleged violation of regulations issued by the U.S. EPA under the Clean Air Act relating to New Source Performance Standards for Fossil Fuel Fired Steam Generators. On October 5, 1994, the Company and the U.S. EPA, with concurrence from the U.S. Department of Justice, reached an agreement in principle whereby the Company, without admitting any wrongdoing, has agreed to

                                    - 9 -
make certain modifications to the boiler which will limit its physical capacity to the level specified in the alleged relevant New Source Performance Standards. The physical modifications, which require expenditures of approximately $40,000, will not affect the utility of the No. 8 boiler. In addition, the Company has agreed to pay $350,000 to settle this matter. The Company anticipates that the settlement will be completed in 1996.

     The Company has $20 million of accrued liabilities as of December 31, 1995 for estimated or anticipated liabilities and legal and consulting costs relating to environmental matters arising from past operations. The Company expects these costs to be incurred over an extended number of years. While the accrued liabilities reflect the Company's current estimate of the cost of these environmental matters, there can be no assurance that the amount accrued will be adequate.

     In 1992, the Internal Revenue Service (the "IRS") disallowed income tax deductions for the 1988 tax year which were claimed by the Company for fees and expenses, other than interest, related to 1988 debt financing and refinancing transactions. The Company deducted the balance of the disallowed fees and expenses related to the 1988 debt instruments during the tax years 1989 through 1995. In disallowing these deductions, the IRS relied on Code
Section 162(k) (which denies deductions for otherwise deductible amounts paid or incurred in connection with stock redemptions). The Company is contesting the disallowance. In August 1994, the U.S. Tax Court issued its opinion in which it essentially adopted the interpretation of Code Section 162(k) advanced by the IRS and disallowed the deductions claimed by the Company.

     At present, the U.S. Tax Court is preparing to enter its decision in which it will determine the amount of the tax deficiency owed by the Company. The Company intends to appeal the U.S. Tax Court decision as it bears on the interpretation of Code Section 162(k) to the U.S. Court of Appeals for the Seventh Circuit.

     In anticipation of its appeal, the Company has paid to the IRS tax of approximately $5 million potentially due for its 1988 tax year pursuant to the U.S. Tax Court opinion along with $4 million for the interest accrued on such tax. If the decision of the U.S. Tax Court is ultimately sustained, the Company estimates that the potential amount of additional taxes due on account of such disallowance for the period 1989 through 1995 would be approximately $38 million exclusive of interest. While the Company is unable to predict the final result of its appeal of the U.S. Tax Court decision with certainty, it has accrued for the potential tax liability as well as for the interest charges thereon for the period 1989 through 1995 and thus the Company believes that the ultimate resolution of this case will not have a material adverse effect on the Company's financial condition or on its results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders during the fourth quarter of 1995.

ITEM 1a.  EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table provides certain information about each of the current executive officers of the Company. All executive officers are elected by, and serve at the discretion of, the Board of Directors. None of the executive officers of the Company are related by blood, marriage or adoption to any other executive officer or director of the Company.

                                         Present Principal Occupation or
        Name and Position                Employment; Five-Year Employment
        With the Company         Age     History and other Directorships
        -----------------        ---     --------------------------------
Donald H. DeMeuse ..............  59  Chairman of the Board of Directors and
  Chairman of the Board and             Chief Executive Officer since March
  Chief Executive Officer               1992; President and Chief Executive
                                        Officer from July 1990 to March
                                        1992.  Director of Associated Bank
                                        Green Bay.
Kathleen J. Hempel .............  45  Vice Chairman and Chief Financial
  Vice Chairman and                     Officer since March 1992; Senior
  Chief Financial Officer               Executive Vice President and Chief
                                        Financial Officer prior to that
                                        time.  Director of Whirlpool
                                        Corporation.
Michael T. Riordan .............  45  President and Chief Operating Officer
  President and                         since March 1992; Vice President
  Chief Operating Officer               prior to that time.
Andrew W. Donnelly .............  53  Executive Vice President for more than
  Executive Vice President              five years.
John F. Rowley .................  55  Executive Vice President for more than
  Executive Vice President              five years.
James C. Bowen, Jr..............  50  Vice President since July 1995; Director
  Vice President                        of Consumer Sales prior to that time.
George F. Hartmann, Jr. ........  53  Vice President for more than five years.
  Vice President
R. Michael Lempke ..............  43  Vice President since September 1994;
  Vice President and Treasurer          Treasurer since November 1989.
James W. Nellen II .............  48  Vice President and Secretary for more
  Vice President and Secretary          than five years.
Daniel J. Platkowski ...........  44  Vice President for more than five years.
  Vice President
Timothy G. Reilly ..............  45  Vice President for more than five years.
  Vice President
James H. Riehl, Jr..............  43  Vice President since July 1995; Director
  Vice President                        of Consumer Marketing prior to that
                                        time.
Donald J. Schneider ............  59  Vice President for more than five years.
  Vice President
Charles L. Szews ...............  39  Vice President since September 1994;
  Vice President and Controller         Controller since November 1989.
Charles D. Wilson ..............  50  Vice President since June 1994; Director
  Vice President                        of Government Affairs prior to that
                                        time.
David K. Wong ..................  46  Vice President since June 1993; Director
  Vice President                        of Personnel prior to that time.
David A. Stevens ...............  46  Assistant Vice President for more than
  Assistant Vice President              five years.

ITEM 1b.  STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

     Except for the historical information contained in this Annual Report on Form 10-K, certain matters discussed herein, including (without limitation) in particular under Part I, Item 1, "Business -- Environmental Matters," Item 3, "Legal Proceedings" and under Part II, Item 7, "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," are forward looking statements that involve risks and uncertainties, including (without limitation) the effect of economic and market conditions, wastepaper prices, costs related to environmental matters, and the impact of current or pending legislation and regulation.


                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     During the fiscal year ended December 31, 1994, there was no market for the Company's Common Stock. The Company's Common Stock began trading under the symbol FORT on the Nasdaq National Market on March 10, 1995. The range of high and low trade prices of the Company's stock during quarters in which there was an active public trading market is as follows:

                                                Common Stock Trade Prices
                                                -------------------------
                                                High      Low       Close
                                                ----      ---       -----
      Quarter Ended
      -------------

         March 31, 1995....................    $12.875  $12.00    $12.625
         June 30, 1995.....................     15.00    12.00     14.125
         September 30, 1995................     16.25    13.375    15.375
         December 31, 1995.................     23.25    14.375    22.50

     The number of holders of record of the Company's Common Stock at December 31, 1995 was approximately 800.

     The Company anticipates that all its earnings in the near future will be used for the repayment of indebtedness and for the development and expansion of its business and, therefore, does not anticipate paying dividends on its Common Stock in the foreseeable future. The 1995 Bank Credit Agreement and the Company's outstanding debt obligations limit, in each case with certain exceptions, the ability of the Company to pay dividends on the Common Stock. Subject to such restrictions, any determination to pay cash dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time by the Board of Directors.

ITEM 6.  SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

                                                            Year Ended December 31,
                                              ------------------------------------------------
                                              1995       1994      1993       1992        1991
                                              ----       ----      ----       ----        ----
                                              (In millions, except ratios and per share amounts)
STATEMENT OF INCOME DATA:
  Net sales ..............................  $ 1,621     $ 1,274    $ 1,187    $ 1,151    $ 1,138
  Cost of sales (a)........................   1,139         867        784        726        713
                                            -------     -------    -------    -------    -------
  Gross income.............................     482         407        403        425        425
  Selling, general, and
    administrative (a)(b)..................     122         110         97         97         98
  Amortization of goodwill (c).............      --          --         43         57         57
  Goodwill write-off (c)...................      --          --      1,980         --         --
  Environmental charge (d).................      --          20         --         --         --
                                            -------     -------    -------    -------    -------
  Operating income (loss) (d)..............     360         277     (1,717)       271        270
  Interest expense.........................     310         338        342        338        371
  Other (income) expense, net .............      (2)         --         (3)         2         (3)
                                            -------     -------    -------    -------    -------
  Income (loss) before taxes (d)...........      52         (61)    (2,056)       (69)       (98)
  Income taxes (credit)....................      18         (19)       (16)        --        (24)
                                            -------     -------    -------    -------    -------
  Income (loss) before equity earnings,
    extraordinary items and
    adjustment for accounting change.......      34         (42)    (2,040)       (69)       (74)
  Equity in net loss of
    unconsolidated subsidiaries (e)........      --          --         --         --        (32)
                                            -------     -------    -------    -------    -------
  Net income (loss) before extraordinary
    items and adjustment for accounting
    change.................................      34         (42)    (2,040)       (69)      (106)
  Extraordinary items - losses on debt
    repurchases (net of income taxes)......     (19)        (28)       (12)        --         (5)
  Adjustment for adoption of SFAS No. 106
    (net of income taxes) (f)..............      --          --         --        (11)        --
                                            -------     -------    -------    -------    -------
  Net income (loss) (a)(d)................. $    15     $   (70)   $(2,052)   $   (80)   $  (111)
                                            =======     =======    =======    =======    =======
  Earnings (loss) per share (d)(g)......... $  0.25     $ (1.85)   $(53.85)   $ (2.10)   $ (3.17)

OTHER DATA:
  EBITDA (h)............................... $   459     $   393    $   387    $   410    $   444
  EBITDA as a percent of net sales (h).....   28.3%       30.8%      32.6%      35.6%      39.0%
  Depreciation of property, plant
    and equipment (a)...................... $    99     $    96    $    88    $    81    $   116
  Non-cash interest expense................      13          74        101        140        141
  Capital expenditures.....................      47          84        166        233        144
  Weighted average number of shares
    of Common Stock outstanding
    (in thousands) (g).....................  58,228      38,103     38,107     38,107     34,868

BALANCE SHEET DATA (at end of
  period):
  Total assets............................. $ 1,652     $ 1,681    $ 1,650    $ 3,575    $ 3,470
  Working capital (deficit)................     (35)        (98)       (92)      (124)         2
  Long-term debt (including current
    portion) and Common Stock with
    put right..............................   2,966       3,318      3,234      3,104      2,947
  Shareholders' equity (deficit)...........  (1,838)     (2,148)    (2,081)       (29)        62

(a) Effective January 1, 1992, the Company prospectively changed its estimates of the depreciable lives of certain machinery and equipment. The change had the effect of reducing depreciation expense by approximately $38 million and net loss by $24 million in 1992.

(b) Selling, general and administrative expense in 1993 reflects an $8 million reduction for the reversal of all employee stock compensation expense accrued prior to 1993. See Note 9 of the Company's audited consolidated financial statements.

(c) During the third quarter of 1993, the Company wrote off the remaining unamortized balance of its goodwill of $1.98 billion and, accordingly, there is no amortization of goodwill for periods subsequent to September 30, 1993. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and Note 3 of the Company's audited consolidated financial statements.

(d) During the fourth quarter of 1994, the Company recorded an environmental charge totaling $20 million. Excluding the effects of the environmental charge, the Company's operating income, loss before taxes, net loss and loss per share in 1994 would have been $297 million, $41 million, $56 million and $1.47 per share, respectively.

(e) As of December 31, 1991, the Company had sold all its international cup operations and had discontinued recording equity in net losses of its residual interest in its former domestic cup operations because the Company's carrying value of such residual investment was reduced to zero.

(f) Reflects the cumulative effect on years prior to 1992 of adopting SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This change in accounting principle, excluding the cumulative effect, decreased operating income for 1992 by $1 million.

(g) The computation of earnings (loss) per share is based on the weighted average number of shares of Common Stock outstanding during the period plus (in periods in which they have a dilutive effect) the effect of shares of Common Stock contingently issuable upon the exercise of stock options.

(h) EBITDA represents operating income plus depreciation of property, plant and equipment, amortization of goodwill, the goodwill write-off, the 1994 environmental charge and the effects of 1993 employee stock compensation (credits). EBITDA is presented here as a measure of the Company's debt service ability. Certain financial and other restrictive covenants in the 1995 Bank Credit Agreement and other instruments governing the Company's indebtedness are based on the Company's EBITDA, subject to certain adjustments.













                                    - 14 -


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
                                                   Year Ended December 31,
                                                ----------------------------
                                                1995        1994        1993
                                                ----        ----        ----
                                             (In millions, except percentages)
Net sales:
  Domestic tissue.........................     $1,320     $ 1,060     $ 1,004
  International operations................        164         131         143
  Harmon..................................        137          83          40
                                               ------     -------     -------
  Consolidated............................     $1,621     $ 1,274     $ 1,187
                                               ======     =======     =======
Operating income (loss):
  Domestic tissue (a)(b)(c)...............     $  337     $   264     $(1,715)
  International operations (a)............         18           8          (1)
  Harmon (a)..............................          5           5          (1)
                                               ------     -------     -------
  Consolidated (a)(b)(c)..................        360         277      (1,717)
Amortization of goodwill and goodwill
  write-off (a)...........................         --          --       2,023
Depreciation..............................         99          96          89
Environmental charge (b)..................         --          20          --
Employee stock compensation (c)...........         --          --          (8)
                                               ------     -------     -------
  EBITDA(d)...............................     $  459     $   393     $   387
                                               ======     =======     =======
Consolidated net income (loss)............     $   15     $   (70)    $(2,052)
                                               ======     =======     =======
EBITDA as a percent of net sales(d).......      28.3%       30.8%       32.6%

_____________________

(a) During the third quarter of 1993, the Company wrote off the remaining unamortized balance of its goodwill of $1.98 billion. See Note 3 to the Company's audited consolidated financial statements.

(b) During the fourth quarter of 1994, operating income for domestic tissue operations was reduced by a $20 million environmental charge. See Note 11 to the Company's audited consolidated financial statements.

(c) Selling, general and administrative expense in 1993 reflects an $8 million reduction for the reversal of all employee stock compensation expense accrued prior to 1993. See Note 9 to the Company's audited consolidated financial statements.

(d) EBITDA represents operating income plus depreciation of property, plant and equipment, amortization of goodwill, the goodwill write-off, the 1994 environmental charge and the effects of 1993 employee stock compensation (credits). EBITDA is presented here as a measure of the Company's debt service ability. Certain financial and other restrictive covenants in the 1995 Bank Credit Agreement and other instruments governing the Company's indebtedness are based on the Company's EBITDA, subject to certain adjustments.

                                    - 15 -
FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

     Net Sales. Consolidated net sales for 1995 increased 27.2% compared to 1994. Domestic tissue net sales for 1995 increased 24.6% compared to 1994 due to net selling price increases of 22.4%, converted products volume increases of 4.4% and reduced parent roll export volume. The significant increase in domestic net selling prices in 1995 reflects commercial market price increase announcements effective January 1995, April 1995, July 1995 and September 1995 and consumer market price increase announcements effective January 1995 and July 1995, all in response to rising raw material costs and improving operating rates in the tissue industry. Domestic volume of the Company's commercial products was flat for the full year 1995 compared to 1994. Significant volume growth in the first quarter of 1995 was offset by volume declines in succeeding quarters. The Company's firm implementation of price increases led to the commercial volume declines beginning in the second quarter of 1995. Domestic consumer volume was significantly higher throughout 1995 compared to 1994 due to strong consumer market demand for the Company's products.

     Net sales of the Company's international operations increased 24.8% for 1995 compared to 1994 due to a significant increase in net selling prices, slightly higher volume of converted products and the benefit from the change in foreign exchange rates, while parent roll volume was reduced. Net sales of the Company's wastepaper brokerage subsidiary, Harmon Associates Corp. ("Harmon"), increased 63.8% for 1995 due to higher selling prices and slightly higher volume.

     Gross income. For 1995, consolidated gross income increased 18.3% due to higher selling prices and to a much lesser degree, higher domestic volume, partially offset by higher raw material costs. Consolidated gross margins decreased to 29.7% for 1995 from 31.9% for 1994 and 34.0% for 1993 as a result of significant raw material cost increases that began in mid-1994 and continued until mid-1995. However, beginning in the second quarter of 1995, as net selling price increases began to offset raw material cost increases, consolidated gross margins began to recover and reached 34.0% in the fourth quarter of 1995, the same rate achieved in full year 1993. Domestic tissue gross margins in 1995 exhibited trends similar to consolidated gross margins. Beginning in July 1994, domestic wastepaper prices rose sharply until flattening in the second and third quarters of 1995. Average wastepaper prices in the fourth quarter of 1995 were higher than average wastepaper prices in the fourth quarter of 1994. However, wastepaper prices fell significantly in the fourth quarter of 1995 from the third quarter of 1995 and by December 1995 were significantly below wastepaper prices in December 1994. Wastepaper price trends are expected to remain positive for the first quarter of 1996, however, the direction of wastepaper price trends in succeeding quarters is uncertain due to general economic factors, virgin market pulp price trends and expected increases in demand for wastepaper arising from scheduled start-ups of deinked market pulp mills and from export markets. Costs of other raw materials also increased during 1995 compared to 1994 but to a much lesser extent, while all other costs were flat or declined due to efficiencies achieved from higher volumes.

     Gross margins of international operations increased in 1995 compared to 1994 in spite of significantly higher wastepaper prices due to the benefits achieved from product rationalization in 1994 and the success of 1995 price increases. Wastepaper price trends in the U.K. were similar to those in the U.S. in 1995.


                                    - 16 -
     Consolidated gross margins were negatively affected in 1995 by the increased proportion of net sales represented by the Company's wastepaper brokerage subsidiary which typically has very low margins compared to domestic tissue operations.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, as a percent of net sales, decreased to 7.5% for 1995 compared to 8.6% for 1994. The decrease occurred principally due to the effects of significantly higher net sales.

     Operating Income. Operating income increased to $360 million in 1995 compared to $277 million in 1994. Excluding the environmental charge from 1994 results, operating income would have been $297 million in 1994.
Operating income as a percent of net sales decreased to 22.2% in 1995 compared to 23.3% in 1994, as adjusted for the environmental charge. Domestic tissue operating income as a percent of net sales decreased to 25.5% in 1995 from 26.9% in 1994, also as adjusted for the environmental charge. The decreases are due to significantly higher raw material costs in 1995 partially offset by significantly higher net selling prices and higher domestic volume. Operating income as a percent of net sales began to recover beginning in the second quarter of 1995, similar to gross margin trends, such that consolidated and domestic tissue operating income as a percent of net sales reached 25.5% and 27.9%, respectively, in the fourth quarter of 1995.

     Extraordinary Loss. The Company's net income in 1995 was decreased by an extraordinary loss of $19 million (net of income taxes of $12 million) representing the redemption premiums and write-offs of deferred loan costs associated with the Recapitalization (see below).

     Net Income. The Company reported net income of $15 million for 1995 compared to a net loss of $70 million for 1994.


FISCAL YEAR 1994 COMPARED TO FISCAL YEAR 1993

     Net Sales. Consolidated net sales for 1994 increased 7.3% compared to 1993 due to increases in domestic tissue net sales and a significant net sales increase by the Company's wastepaper brokerage subsidiary. Domestic tissue net sales increased 5.5% for 1994 compared to 1993 due to higher net selling prices principally in the commercial market and higher sales volume in the consumer and parent roll export markets that were partially offset by a volume decrease in the commercial market. Overall, domestic tissue sales volume for 1994 increased slightly over 1993. The Company's decision to implement net selling price increases in the commercial market during each of the first three quarters of 1993 and to follow with a price increase in the second quarter of 1994 led to the decline in commercial volume during 1994.

     Net sales of the Company's international operations decreased 8.4% for 1994 compared to 1993. The decrease in international net sales in 1994 was due to significantly lower net selling prices on flat volume. The international net selling price declines were attributable to product mix changes and continued competitive conditions. The significant increase in net sales of the Company's wastepaper brokerage subsidiary during 1994 compared to 1993 principally reflects higher net selling prices.





                                    - 17 -
     Gross income. For 1994, consolidated gross margins decreased to 31.9% from 34.0% in 1993, principally due to lower margins in domestic tissue operations where unit manufacturing cost increases exceeded net selling price increases. Such cost increases primarily resulted from higher wastepaper and other raw material costs, lower converting volume, higher depreciation expense resulting from the start-up of a new paper machine at the Muskogee mill late in the first quarter of 1994 and higher maintenance costs. From July to December 1994, wastepaper prices for the grades of wastepaper used in Fort Howard's products more than doubled.

     Gross margins of international operations declined in 1994 compared to 1993 principally due to the lower net selling prices and the effects of product rationalization. In addition, from July to December 1994, wastepaper prices for the grades of wastepaper used by international operations increased approximately 65%. Consolidated gross margins also were negatively affected in 1994 by the increased proportion of net sales represented by the Company's wastepaper brokerage subsidiary which typically has lower margins than domestic tissue operations.

     Selling, General and Administrative Expenses. In the third quarter of 1993, the Company reversed all previously accrued employee stock compensation expense resulting in a reduction of selling, general and administrative expenses of $8 million for 1993. Excluding the effects of the reversal, selling, general and administrative expenses, as a percent of net sales, were 8.6% for 1994 compared to 8.8% for 1993. The decrease resulted principally from the increased proportion of net sales represented by the Company's wastepaper brokerage subsidiary and, to a lesser degree, cost containment.

     Amortization of Goodwill. As a result of the goodwill write-off in the third quarter of 1993, there was no amortization of goodwill in 1994 compared to $43 million for 1993.

     Environmental Charge. The Company recorded a $20 million charge in the fourth quarter of 1994 for estimated or anticipated liabilities and legal and consulting costs relating to environmental matters arising from past operations. The Company expects these costs to be incurred over an extended number of years. See "Environmental Matters" and "Legal Proceedings" and
Note 11 of the Company's audited consolidated financial statements.

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

     Extraordinary Losses. The Company's net loss in 1994 was increased by an extraordinary loss of $28 million (net of income taxes of $15 million) representing the redemption premiums and the write off of deferred loan costs associated with the repayment of long-term debt from the proceeds of the issuance of the 8 1/4% Notes and 9% Notes in 1994.

     Net Loss. The Company reported a net loss of $70 million for 1994 compared to a net loss of $2,052 million in 1993. The significant net loss for 1993 resulted principally from the goodwill write-off in the third quarter of 1993.


                                    - 18 -
FINANCIAL CONDITION

Year Ended December 31, 1995

     During 1995, cash increased $524,000. Capital additions of $47 million, debt repayments of $1,811 million, including the prepayment or repurchase of all of the 1988 Term Loan, the 1988 Revolving Credit Facility, the 1993 Term Loan and the Senior Secured Notes, repayment of the 1995 Receivables Facility and the redemption of all the outstanding 12 5/8% Debentures and 14 1/8% Debentures, were funded principally by cash provided from operations of $157 million (including proceeds of $63 million from the sale of certain domestic tissue receivables), net proceeds of $284 million from the sale of Common Stock and borrowings of $1,418 million (net of $50 million of debt issuance costs) pursuant to the Recapitalization (see below).

     Receivables decreased $25 million during 1995 due principally to the sale of certain domestic tissue receivables of $63 million, which was largely offset by the effects of an increase in net sales and significantly higher net selling prices in all the Company's businesses. Inventories increased by $32 million principally due to an increase in inventory quantities. Parent roll and wastepaper inventories were increased to reflect currently lower priced wastepaper and to maximize the flexibility of existing productive capacity. The liability for interest payable decreased $20 million due to the early payment of interest in connection with the Recapitalization.
Principally as a result of all these changes and the $53 million reduction in the current portion of long-term debt, the net working capital deficit decreased to $35 million at December 31, 1995, from a deficit of $98 million at December 31, 1994.

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

     Receivables increased $17 million during 1994 due principally to higher net selling prices in the domestic tissue and wastepaper brokerage operations and sales volume increases in domestic tissue operations in the fourth quarter of 1994. The $13 million increase in inventories in 1994 resulted from increases in inventory quantities to improve service levels and the revaluation of inventories to reflect higher manufacturing costs. The liability for interest payable increased $29 million due to a change in interest payment schedules resulting from the 1994 debt repurchases from the net proceeds of the sale of the 8 1/4% Notes and 9% Notes in 1994 and for the liability with respect to the 14 1/8% Debentures for interest accruing in cash commencing on November 1, 1994. Principally as a result of all these changes, the net working capital deficit increased to $98 million at December 31, 1994, from a deficit of $92 million at December 31, 1993. The $15 million increase in long-term other liabilities in 1994 principally reflects the classification of $18 million of the environmental charge taken in the fourth quarter as a long-term liability. Deferred and other long-term income taxes declined



                                    - 19 -
$34 million from 1993 to 1994 principally due to the reversal of deferred income taxes related to continuing operations and the extraordinary item.

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

Liquidity and Capital Resources

     The Company's principal uses of cash for the next several years will be interest and principal payments on its indebtedness and capital expenditures.

     On April 15, 1995, the Company completed a recapitalization plan (the "Recapitalization") to prepay or redeem a substantial portion of its indebtedness in order to reduce the level and overall cost of its debt, extend certain debt maturities, increase shareholders' equity and enhance its access to capital markets. The Recapitalization included the following components:
(1) the offer and sale by the Company of 25,269,555 shares of Common Stock in March and April 1995, at $12.00 per share (the "Offering"); (2) entering into a bank credit agreement (the "1995 Bank Credit Agreement") consisting of a $300 million revolving credit facility (the "1995 Revolving Credit Facility"), an $810 million term loan and a $330 million term loan and entering into a receivables credit agreement consisting of a $60 million term loan (the "1995 Receivables Facility"); (3) the application in March and April 1995 of the net proceeds of the Offering, together with borrowings under the 1995 Bank Credit Agreement and the 1995 Receivables Facility, to prepay or redeem all the Company's indebtedness outstanding under the 1988 Bank Credit Agreement, 1993 Term Loan, Senior Secured Notes, 14 1/8% Debentures (at par) and 12 5/8% Debentures (at 102.5% of the principal amount thereof); and (4) the payment of transaction costs. Following the Recapitalization, the Company has payment obligations of $63 million in 1996, $114 million in 1997, $138 million in 1998, $152 million in 1999 and $158 million in 2000.

     In September 1995, the Company entered into receivables sales agreements which segregate certain domestic tissue receivables from the Company's other assets and liabilities for the purpose of effecting the sales of such receivables in order to achieve a lower cost of borrowing based on the credit quality of the receivables. As a result, receivables were reduced by $60 million, the 1995 Receivables Facility was repaid and the interest cost on the 1995 Receivables Facility of 2.5% over LIBOR has been effectively replaced by financing costs equal to 0.25% to 0.65% over LIBOR on $60 million. In connection with these agreements, additional revolving funds of up to $25 million may be available to the Company, resulting in further decreases in receivables and interest costs. At December 31, 1995, the Company had drawn $3 million against the additional revolving funds under these agreements.

     Capital expenditures were $47 million, $84 million and $166 million in 1995, 1994 and 1993, respectively, including an aggregate of $175 million during those periods for capacity expansions. Subject to market conditions, the Company's current plans to support growth in domestic tissue shipments include adding one world-class (270-inch) tissue paper machine over the next five years. The 1995 Bank Credit Agreement imposes limits for domestic



                                    - 20 -
capital expenditures, with certain exceptions, of $75 million per year. The Company is also permitted to spend up to $250 million for domestic expansion projects including, without restriction, an additional tissue paper machine at one of its existing domestic mills. Other domestic expansion projects are restricted unless certain conditions are met. In addition, the Company is permitted to make capital expenditures for international expansion of up to $40 million through June 30, 1996, and up to $100 million in the aggregate after June 30, 1996 if certain conditions are met. Under the 1995 Bank Credit Agreement, the Company may carry over to one or more years (thereby increasing the scheduled permitted limit for capital expenditures in respect of such year) the amount by which the scheduled permitted limit for each year (beginning with fiscal year 1995) exceeded the capital expenditures actually made in respect of such prior year. At December 31, 1995, the capital expenditures carryover available to the Company totaled $31 million. The Company does not believe such limitations will impair its plans for capital expenditures. Capital expenditures are projected to approximate $90 to $100 million annually for the next several years, plus domestic expansion capital spending that is subject to market conditions. The portions of the above capital expenditures which are attributable to environmental matters are described in "Environmental Matters."

     The Company's 1995 Revolving Credit Facility, which may be used for general corporate purposes, has a final maturity of March 16, 2002. At December 31, 1995, the Company had $221 million in available capacity under the 1995 Revolving Credit Facility.

     The Company believes that cash provided from operations, unused borrowing capacity under the 1995 Revolving Credit Facility and access to financing in public and private markets will be sufficient to enable it to fund capital expenditures (including planned capital expenditures for environmental matters) and to meet its debt service requirements for the foreseeable future.

     Refer to Note 4 to the audited consolidated financial statements for a description of certain matters related to income taxes. Also see "Legal Proceedings."

Seasonality

     Historically, a slightly higher amount of the Company's revenues and operating income have been recognized during the second and third quarters. The Company expects to fund seasonal working capital needs from the 1995 Revolving Credit Facility.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

     The management of Fort Howard Corporation is responsible for the preparation, integrity and fair presentation of the following financial statements. These financial statements have been prepared by management in accordance with generally accepted accounting principles and where necessary include amounts based on management's judgments and estimates. Management also prepared the other information in this annual report and is responsible for its integrity and consistency with the financial statements.

     Fort Howard Corporation is committed to conducting its business with integrity and in accordance with all applicable laws, rules and regulations. This commitment is reflected in the Company's Code of Conduct. The Code of Conduct is annually communicated to employees and compliance is monitored regularly to provide reasonable assurance that the Company's business is being conducted in accordance with the Code of Conduct.

     The Company maintains a system of internal accounting controls designed to provide reasonable assurance that the Company's assets are safeguarded and that transactions are executed and recorded according to management's authorizations in order to create financial records reliable for the preparation of financial statements. Management continuously evaluates its system of internal accounting controls in response to changes in business conditions and operations, staff turnover and development of new technologies and, as a result, enhances existing controls with the objective of maintaining a strong internal control environment. In addition, the Company's internal audit staff monitors the effectiveness of internal controls through operational audits of this system, reporting their findings and recommendations for improvement to management.

     The financial statements of the Company have been audited by Arthur Andersen LLP. The independent accountants were provided with unrestricted access to all financial records and related data in order to perform their tests and other procedures. Their opinion on the fairness of the Company's financial statements appears on the next page.

     The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with the Company's management, internal auditors and independent accountants to review the adequacy of significant internal control systems, the nature, extent and results of internal and external audits and reported financial results. The Audit Committee maintains direct and independent access with the independent accountants.

     In conclusion, management believes that as of December 31, 1995, the Company's internal control systems over financial reporting are adequate and operating effectively in all material respects.



Donald H. DeMeuse, Chairman and              Kathleen J. Hempel, Vice Chairman
Chief Executive Officer                      and Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of FORT HOWARD CORPORATION:


     We have audited the accompanying consolidated balance sheets of Fort Howard Corporation (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fort Howard Corporation and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.



                                          ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin,
January 30, 1996.

FORT HOWARD CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)



                                         For the Years Ended December 31,
                                         --------------------------------
                                          1995         1994         1993
                                          ----         ----         ----

Net sales............................. $1,620,903   $ 1,274,445   $ 1,187,387
Cost of sales.........................  1,139,378       867,357       784,054
                                       ----------   -----------   -----------
Gross income..........................    481,525       407,088       403,333
Selling, general and administrative...    121,406       110,285        96,966
Amortization of goodwill..............         --            --        42,576
Goodwill write-off....................         --            --     1,980,427
Environmental charge..................         --        20,000            --
                                       ----------   -----------   -----------
Operating income (loss)...............    360,119       276,803    (1,716,636)
Interest expense......................    309,915       337,701       342,792
Other (income) expense, net...........     (1,662)          118        (2,996)
                                       ----------   -----------   -----------
Income (loss) before taxes............     51,866       (61,016)   (2,056,432)
Income taxes (credit).................     18,401       (18,891)      (16,314)
                                       ----------   -----------   -----------
Income (loss) before extraordinary
  items...............................     33,465       (42,125)   (2,040,118)
Extraordinary items--losses on
  debt repurchases (net of income
  taxes of $11,986 in 1995, $14,731
  in 1994 and $7,333 in 1993).........    (18,748)      (28,170)      (11,964)
                                       ----------   -----------   -----------
Net income (loss)..................... $   14,717   $   (70,295)  $(2,052,082)
                                       ==========   ===========   ===========

Earnings (loss) per share:
  Net income (loss) before
    extraordinary items............... $     0.57   $     (1.11)  $    (53.54)
  Extraordinary items.................      (0.32)        (0.74)        (0.31)
                                       ----------   -----------   -----------
  Net income (loss)................... $     0.25   $     (1.85)  $    (53.85)
                                       ==========   ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

FORT HOWARD CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)


                                                         December 31,
                                                      -------------------
                                                      1995           1994
                                                      ----           ----

Assets
  Current assets:
    Cash and cash equivalents..................  $       946    $       422
    Receivables, less allowances of $2,883
      in 1995 and $1,589 in 1994...............       97,707        123,150
    Inventories................................      163,076        130,843
    Deferred income taxes......................       29,000         20,000
    Income taxes receivable....................          700          5,200
                                                 -----------    -----------
      Total current assets.....................      291,429        279,615
  Property, plant and equipment................    1,971,641      1,932,713
    Less: Accumulated depreciation.............      706,394        611,762
                                                 -----------    -----------
      Net property, plant and equipment........    1,265,247      1,320,951
  Other assets.................................       95,761         80,332
                                                 -----------    -----------
        Total assets...........................  $ 1,652,437    $ 1,680,898
                                                 ===========    ===========

Liabilities and Shareholders' Deficit
  Current liabilities:
    Accounts payable...........................  $   112,384    $   100,981
    Interest payable...........................       64,375         84,273
    Income taxes payable.......................        1,339            224
    Other current liabilities..................       85,351         75,450
    Current portion of long-term debt..........       62,720        116,203
                                                 -----------    -----------
      Total current liabilities................      326,169        377,131
  Long-term debt...............................    2,903,299      3,189,644
  Deferred and other long-term income taxes....      225,043        209,697
  Other liabilities............................       36,355         41,162
  Common Stock with put right..................           --         11,711
  Shareholders' deficit:
    Common Stock...............................          634            381
    Additional paid-in capital.................      895,652        600,090
    Cumulative translation adjustment..........       (2,844)        (2,330)
    Retained deficit...........................   (2,731,871)    (2,746,588)
                                                 -----------    -----------
      Total shareholders' deficit..............   (1,838,429)    (2,148,447)
                                                 -----------    -----------
        Total liabilities and shareholders'
          deficit..............................  $ 1,652,437    $ 1,680,898
                                                 ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

FORT HOWARD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                              For the Year Ended December 31,
                                              -------------------------------
                                               1995        1994        1993
                                               ----        ----        ----
Cash provided from (used for) operations:
  Net income (loss)........................ $   14,717  $(70,295) $(2,052,082)
  Depreciation and amortization............     98,882    95,727      130,671
  Goodwill write-off.......................         --        --    1,980,427
  Non-cash interest expense................     12,925    74,238      100,844
  Deferred income taxes (credit)...........      4,418   (33,832)     (17,874)
  Environmental charge.....................         --    20,000           --
  Employee stock compensation..............         --        --       (7,832)
  Pre-tax loss on debt repurchases.........     30,734    42,901       19,297
  (Increase) decrease in receivables.......     25,443   (17,316)      (2,343)
  Increase in inventories..................    (32,233)  (12,574)     (17,294)
  (Increase) decrease in income taxes
    receivable.............................      4,500     4,300       (7,000)
  Increase (decrease) in accounts payable..     11,403      (684)      (2,740)
  Increase (decrease) in interest payable..    (19,898)   29,419       21,797
  Increase (decrease) in income taxes
    payable................................      1,115       102       (1,670)
  All other, net...........................      4,930    (6,799)       6,854
                                            ----------  --------  -----------
      Net cash provided from operations....    156,936   125,187      151,055

Cash used for investment activities:
  Additions to property, plant and
    equipment..............................    (47,296)  (83,559)    (165,539)

Cash provided from (used for)
  financing activities:
  Proceeds from long-term borrowings.......  1,467,800   750,000      887,088
  Repayment of long-term borrowings........ (1,810,966) (759,202)    (841,399)
  Debt issuance costs......................    (50,054)  (32,134)     (31,160)
  Issuance (repurchase) of Common
    Stock, net of offering costs...........    284,104       (97)          (6)
                                            ----------  --------  -----------
      Net cash provided from (used for)
        financing activities...............   (109,116)  (41,433)      14,523
                                            ----------  --------  -----------
Increase (decrease) in cash................        524       195           39
Cash, beginning of year....................        422       227          188
                                            ----------  --------  -----------
      Cash, end of year.................... $      946  $    422  $       227
                                            ==========  ========  ===========

Supplemental Cash Flow Disclosures:
  Interest paid............................ $  317,866  $237,650  $   228,360
  Income taxes paid (refunded), net........     (5,728)    2,483        4,432


The accompanying notes are an integral part of these consolidated financial statements.

FORT HOWARD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995

1. SIGNIFICANT ACCOUNTING POLICIES

     (A) OPERATIONS -- The Company operates in one industry segment as a manufacturer, converter and marketer of a diversified line of single-use tissue products for the commercial and consumer markets, primarily in the United States and United Kingdom.

     (B) PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Fort Howard Corporation and all domestic and foreign subsidiaries and are prepared in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Assets and liabilities of foreign subsidiaries are translated at the rates of exchange in effect at the balance sheet date. Income amounts are translated at the average of the monthly exchange rates. The cumulative effect of translation adjustments is deferred and classified as a cumulative translation adjustment in the consolidated balance sheet. The Company currently does not hedge its translation exposure. The Company does not engage in material hedging activity with respect to foreign currency transaction risks. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to conform prior years' data to the current format.

     (C) CASH AND CASH EQUIVALENTS -- The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short maturity of the investments.

     (D) INVENTORIES -- Inventories are carried at the lower of cost or market. Cost is principally determined on a first-in, first-out basis, with a lesser portion determined on an average cost by specific lot method.

     (E) PROPERTY, PLANT AND EQUIPMENT -- Effective with the Acquisition (as defined below), property, plant and equipment were adjusted to their estimated fair values and are being depreciated on a straight-line basis over useful lives of 30 to 50 years for buildings and 2 to 25 years for equipment. In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). The Company's adoption of SFAS No. 121 effective January 1, 1995 had no effect on the 1995 consolidated financial statements.

     Assets under capital leases principally arose in connection with sale and leaseback transactions as described in Note 6 and are stated at the present value of future minimum lease payments. These assets are amortized over the respective periods of the leases which range from 15 to 25 years.
Amortization of assets under capital leases is included in depreciation expense.



                                    - 27 -
     The Company follows the policy of capitalizing interest incurred in conjunction with major capital expenditure projects. The amounts capitalized in 1995, 1994 and 1993 were $2,096,000, $4,230,000 and $8,369,000, respectively.

     (F) REVENUE RECOGNITION -- Sales of the Company's tissue products are recorded upon shipment of the products.

     (G) ENVIRONMENTAL EXPENDITURES -- Environmental expenditures that relate to current operations are expensed or capitalized as appropriate.
Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when material environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Recoveries of environmental remediation costs from other potentially responsible parties and recoveries from insurance carriers are not recorded as assets until such time as their receipt is deemed probable and the amounts are reasonably estimable.

     (H) GOODWILL -- In 1988, FH Acquisition Corp., a company organized on behalf of The Morgan Stanley Leveraged Equity Fund II, L.P. ("MSLEF II"), acquired the Company in a leveraged buyout and was subsequently merged with and into the Company (the "Acquisition"). Goodwill (the acquisition costs in excess of the fair value of net assets of acquired businesses) acquired in connection with the Acquisition and the purchases of other businesses was amortized on a straight-line basis over 40 years through the third quarter of 1993 when the Company wrote off its remaining goodwill balance (see Note 3).

     (I) EMPLOYEE BENEFIT PLANS -- A substantial majority of the Company's employees are covered under defined contribution plans. The Company makes annual discretionary contributions under the plans. Participants may also contribute a certain percentage of their wages to the plans. Costs charged to operations for defined contributions plans were approximately $13,231,000, $12,716,000 and $12,725,000 for 1995, 1994 and 1993, respectively.

     The Company follows SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" which requires that the expected cost of postretirement health care benefits be charged to expense during the years that employees render service (see Note 7). Employees retiring prior to February 1, 1990 from the Company's U.S. tissue operations who had met certain eligibility requirements are entitled to postretirement health care benefit coverage. These benefits are subject to deductibles, copayment provisions, a lifetime maximum benefit and other limitations. In addition, employees who retire after January 31, 1990 and meet certain age and years of service requirements may purchase health care benefit coverage from the Company up to age 65. The Company has reserved the right to change or terminate this benefit for active employees at any time. Employees of the Company's U.K. tissue operations are not entitled to Company-provided postretirement benefit coverage.

     (J) INTEREST RATE CAP AGREEMENTS -- The costs of interest rate cap agreements are amortized over the respective lives of the agreements.







                                    - 28 -
     (K) INCOME TAXES -- The Company follows SFAS No. 109, "Accounting for Income Taxes." As a result, deferred income taxes are provided to recognize temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The principal difference relates to depreciation expense. Deferred income tax expense represents the change in the deferred income tax asset and liability balances, excluding the deferred tax benefit related to extraordinary losses.

     (L) EARNINGS (LOSS) PER SHARE -- Earnings (loss) per share has been computed on the basis of the average number of common shares outstanding during the years, after giving retroactive effect to a 6.5-for-one stock split on January 31, 1995. The average number of shares used in the computation was 58,227,712, 38,103,215 and 38,107,154 for 1995, 1994 and 1993, respectively.
The assumed exercise of all outstanding stock options has been excluded from the computation of earnings (loss) per share in 1995, 1994 and 1993 because the result was not material or was antidilutive.

2. BALANCE SHEET INFORMATION

                                                           December 31,
                                                        ------------------
                                                        1995          1994
                                                        ----          ----
                                                          (In thousands)
   Inventories

Raw materials and supplies........................   $   80,134    $   63,721
Finished and partly-finished products.............       82,942        67,122
                                                     ----------    ----------
                                                     $  163,076    $  130,843
                                                     ==========    ==========

   Property, Plant and Equipment

Land..............................................   $   45,523    $   44,422
Buildings.........................................      326,207       325,395
Machinery and equipment...........................    1,586,627     1,527,865
Construction in progress..........................       13,284        35,031
                                                     ----------    ----------
                                                     $1,971,641    $1,932,713
                                                     ==========    ==========

   Capital Lease Assets (Included in Property, Plant and Equipment Totals Above)

Buildings.........................................   $    4,008    $    4,012
Machinery and equipment...........................      187,007       186,281
                                                     ----------    ----------
    Total assets under capital leases.............   $  191,015    $  190,293
                                                     ==========    ==========








                                    - 29 -
                                                             December 31,
                                                         -------------------
                                                         1995           1994
                                                         ----           ----
                                                            (In thousands)
   Other Assets

Deferred loan costs, net of accumulated amortization..  $89,180       $76,640
Prepayments and other.................................    6,581         3,692
                                                        -------       -------
                                                        $95,761       $80,332
                                                        =======       =======
   Other Current Liabilities

Salaries and wages....................................  $51,797       $41,959
Contributions to employee benefit plans...............   13,226        12,816
Taxes other than income taxes.........................    6,442         5,615
Other accrued expenses................................   13,886        15,060
                                                        -------       -------
                                                        $85,351       $75,450
                                                        =======       =======

3. GOODWILL

     Low industry operating rates and aggressive competitive activity among tissue producers resulting from a recession, additions to capacity and other factors adversely affected tissue industry operating conditions and the Company's operating results from 1991 through September 30, 1993. The Company determined that its projected results would not support the future amortization of the Company's remaining goodwill balance at September 30, 1993. Accordingly, the Company wrote-off its remaining goodwill balance of $1.98 billion in the third quarter of 1993.

4. INCOME TAXES

                                                   Year Ended December 31,
                                                ----------------------------
                                                1995        1994        1993
                                                ----        ----        ----
                                                       (In thousands)
   Income Tax Provision

Current
  Federal..................................   $  (304)   $  1,800   $ (6,012)
  State....................................       768         509        465
  Foreign..................................     1,533      (2,099)      (225)
                                              -------    --------   --------
      Total current........................     1,997         210     (5,772)
Deferred
  Federal..................................    17,227     (18,826)    (7,731)
  State....................................    (2,739)     (2,793)    (2,956)
  Foreign..................................     1,916       2,518        145
                                              -------    --------   --------
      Total deferred.......................    16,404     (19,101)   (10,542)
                                              -------    --------   --------
                                              $18,401    $(18,891)  $(16,314)
                                              =======    ========   ========


                                    - 30 -
                                                   Year Ended December 31,
                                                -----------------------------
                                                1995         1994        1993
                                                ----         ----        ----
                                                       (In thousands)
   Effective Tax Rate Reconciliation

U.S. federal tax rate......................      35.0%      (34.0)%    (34.0)%
Amortization of intangibles................        --          --       33.4
State income taxes, net....................       2.1        (4.1)      (0.1)
Interest on long-term income taxes.........        --         3.3         --
Permanent differences related to accruals..        --         3.3         --
Other, net.................................      (1.6)        0.5       (0.1)
                                              -------    --------   --------
Effective tax rate.........................      35.5%      (31.0)%     (0.8)%
                                              =======    ========   ========

   Income (Loss) Before Income Taxes

Domestic...................................   $39,067   $(62,711) $(2,048,746)
Foreign....................................    12,799      1,695       (7,686)
                                              -------   --------  -----------
                                              $51,866   $(61,016) $(2,056,432)
                                              =======   ========  ===========

     The net deferred income tax liability at December 31, 1995 includes
$242 million related to property, plant and equipment offset by the recognition of federal and state loss and tax credit carryforwards totaling $71 million. All other components of the gross deferred income tax assets and gross deferred income tax liabilities are individually not significant. The Company has not recorded a valuation allowance with respect to any deferred income tax asset.

     In 1992, the Internal Revenue Service (the "IRS") disallowed income tax deductions for the 1988 tax year which were claimed by the Company for fees and expenses, other than interest, related to 1988 debt financing and refinancing transactions. The Company deducted the balance of the disallowed fees and expenses related to the 1988 debt instruments during the tax years 1989 through 1995. In disallowing these deductions, the IRS relied on Code
Section 162(k) (which denies deductions for otherwise deductible amounts paid or incurred in connection with stock redemptions). The Company is contesting the disallowance. In August 1994, the U.S. Tax Court issued its opinion in which it essentially adopted the interpretation of Code Section 162(k) advanced by the IRS and disallowed the deductions claimed by the Company.

     At present, the U.S. Tax Court is preparing to enter its decision in which it will determine the amount of the tax deficiency owed by the Company. The Company intends to appeal the U.S. Tax Court decision as it bears on the interpretation of Code Section 162(k) to the U.S. Court of Appeals for the Seventh Circuit.

     In anticipation of its appeal, the Company has paid to the IRS tax of approximately $5 million potentially due for its 1988 tax year pursuant to the U.S. Tax Court opinion along with $4 million for the interest accrued on such tax. If the decision of the U.S. Tax Court is ultimately sustained, the Company estimates that the potential amount of additional taxes due on account



                                    - 31 -
of such disallowance for the period 1989 through 1995 would be approximately $38 million exclusive of interest. While the Company is unable to predict the final result of its appeal of the U.S. Tax Court decision with certainty, it has accrued for the potential tax liability as well as for the interest charges thereon for the period 1989 through 1995 and thus the Company believes that the ultimate resolution of this case will not have a material adverse effect on the Company's financial condition or on its results of operations, and could result in a reversal of previously provided income taxes in the event of a resolution of the matter in the favor of the Company. It is possible that certain legislative activities could bring resolution to this matter in 1996. Should the matter proceed to the U.S. Court of Appeals, it is likely that it will not be resolved until 1997 or later.

     Assuming a favorable resolution of the U.S. Tax Court decision, the Company will have approximately $137 million of net operating loss carryforwards as of December 31, 1995 for federal income tax purposes which expire as follows: $8 million in 2007, $47 million in 2008, $69 million in 2009 and $13 million in 2010. The aggregate amount of net operating loss carryforwards available to the Company as of December 31, 1995 could be reduced to approximately $66 million if the U.S. Tax Court decision is affirmed. During 1994, the Company reclassified $11 million from the liability for other long-term income taxes to the liability for current income taxes principally to reflect the payments totaling $9 million made to the IRS with respect to the 1988 tax year.

































                                    - 32 -
5. LONG-TERM DEBT

     Long-term debt and capital lease obligations, including amounts payable within one year, are summarized as follows:

                                                             December 31,
                                                           ----------------
                                                           1995        1994
                                                           ----        ----
                                                            (In thousands)
1995 Term Loan A, due in varying semi-annual
  repayments with a final maturity of
  March 16, 2002 (a).................................. $  810,000   $       --
1995 Term Loan B, due in varying semi-annual
  repayments with a final maturity of
  December 31, 2002 (b)...............................    330,000           --
1995 Revolving Credit Facility, due
  March 16, 2002 (i)..................................     79,400           --
Senior Unsecured Notes, 9 1/4%, due March 15, 2001....    450,000      450,000
Senior Unsecured Notes, 8 1/4%, due February 1, 2002..    100,000      100,000
Senior Subordinated Notes, 9%, due February 1, 2006...    650,000      650,000
Subordinated Notes, 10%, due March 15, 2003...........    300,000      300,000
Capital lease obligations, at interest rates
  approximating 10.9%.................................    175,161      182,936
Pollution Control Revenue Refunding Bonds, 7.90%,
  due October 1, 2005.................................     42,000       42,000
Debt of foreign subsidiaries, at rates ranging from
  7.60% to 8.66%, due in varying annual installments
  through March 2001..................................     29,458       47,193
1988 Term Loan, repaid in 1995........................         --      224,534
1988 Revolving Credit Facility, repaid in 1995........         --      196,500
1993 Term Loan, repaid in 1995........................         --      100,000
Senior Secured Notes, repaid in 1995..................         --      300,000
Subordinated Debentures, 12 5/8%, redeemed in 1995....         --      145,815
Junior Subordinated Discount Debentures, interest
  payable in kind at 14 1/8%, redeemed in 1995........         --      566,869
                                                       ----------   ----------
                                                        2,966,019    3,305,847
Less: Current portion of long-term debt...............     62,720      116,203
                                                       ----------   ----------
                                                       $2,903,299   $3,189,644
                                                       ==========   ==========
_____________________

(a) Interest on the 1995 Term Loan A and the 1995 Revolving Credit Facility is payable at prime plus 1.5% or, subject to certain limitations, at a reserve adjusted LIBOR rate plus 2.5% subject to downward adjustment if certain financial criteria are met (at a weighted average rate of 8.26% at December 31, 1995).

(b) Interest on the 1995 Term Loan B is payable at prime plus 1.5% or at a reserve adjusted LIBOR rate plus 3.0% (at a weighted average rate of 8.74% at December 31, 1995).

     As a part of the Recapitalization and Offering (see Note 8), the Company entered into a bank credit agreement (the "1995 Bank Credit Agreement") consisting of a $300 million revolving credit facility and $1,140 million of


                                    - 33 -
term loans; and entered into a receivables credit agreement consisting of a $60 million term loan (the "1995 Receivables Facility"). The net proceeds of the Offering, together with borrowings of $1,414 million under the 1995 Bank Credit Agreement and 1995 Receivables Facility, were used to prepay or repurchase all the outstanding indebtedness under the 1988 Bank Credit Agreement, the 1993 Term Loan and the Senior Secured Notes, to redeem all outstanding 14 1/8% Debentures (at par) and 12 5/8% Debentures (at 102.5% of the principal amount thereof) and to pay transaction costs.

     The Company incurred extraordinary losses of $19 million, $28 million and $12 million, net of income taxes of $12 million, $15 million and $7 million, in the first quarters of 1995, 1994 and 1993, respectively, representing redemption premiums and write-offs of deferred loan costs associated with refinancing transactions in each of those years.

     Among other restrictions, the 1995 Bank Credit Agreement, the debt of foreign subsidiaries and the Company's indentures: (1) restrict payments of dividends, repayments of subordinated debt, purchases of the Company's Common Stock, additional borrowings and acquisition of property, plant and equipment;
(2) require that certain financial ratios be maintained at prescribed levels;
(3) restrict the ability of the Company to make fundamental changes and to enter into new lines of business, the pledging of the Company's assets and guarantees of indebtedness of others and (4) limit dispositions of assets and investments which might be made by the Company. The Company believes that such limitations should not impair its plans for continued maintenance and modernization of facilities or other operating activities.

     The Company is charged a 0.5% fee with respect to any unused balance available under its $300 million 1995 Revolving Credit Facility, and a 2.75% fee with respect to any letters of credit issued under the 1995 Revolving Credit Facility. At December 31, 1995, $79 million of borrowings reduced available capacity under the 1995 Revolving Credit Facility to $221 million.

     The aggregate annual maturities of long-term debt and capital lease obligations for the five years succeeding December 31, 1995, are as follows:
1996-$62,720,000; 1997-$114,353,000; 1998-$137,687,000; 1999-$152,342,000 and
2000-$158,371,000.

     In September 1995, the Company entered into agreements expiring in July 2000 (the "1995 Receivables Sales Agreements") whereby substantially all the Company's domestic tissue receivables are sold. The Company has retained substantially the same credit risk as if the receivables had not been sold. The Company received $60 million from such initial sales which was applied to the repayment of the 1995 Receivables Facility and may receive up to $25 million of additional proceeds on a revolving basis. The Company retains a residual interest in the receivables sold, thus receivables in the accompanying consolidated balance sheet are only reduced by the net proceeds from the sales which totaled $63 million as of December 31, 1995. Under the terms of the 1995 Receivables Sales Agreements, the ongoing costs to the Company from this program are based on LIBOR, plus 0.25% to 0.65%, on the net proceeds received.

     At December 31, 1995, receivables totaling $94 million, inventories totaling $163 million and property, plant and equipment with a net book value of $1,258 million were pledged as collateral or held in trust under the terms of the 1995 Bank Credit Agreement, the 1995 Receivables Sales Agreements, the debt of foreign subsidiaries and under the indentures for sale and leaseback transactions.

                                    - 34 -

   Fair Market Value Disclosures

     The aggregate fair values of the Company's long-term debt and capital lease obligations approximated $2,975 million and $3,152 million compared to aggregate carrying values of $2,966 million and $3,306 million at December 31, 1995 and 1994, respectively. The fair values of the long-term debt and capital lease obligations have been determined principally based on secondary market transactions or trading activity in the securities.

     Obligations under the 1995 Bank Credit Agreement and debt of foreign subsidiaries bear interest at floating rates. The Company's policy is to enter into interest rate cap agreements as a hedge to effectively fix or limit its exposure to floating interest rates to, at a minimum, comply with the terms of its senior secured debt agreements. The Company is a party to LIBOR-based interest rate cap agreements which limit the interest cost to the Company with respect to $500 million of floating rate obligations to 6% plus the Company's borrowing margin until June 1, 1996 and to 8% plus the Company's borrowing margin from June 1, 1996 until June 1, 1999. At current market rates at December 31, 1995, the fair value of the Company's interest rate cap agreements is $2 million compared to a carrying value of $11 million. The counterparties to the Company's interest rate cap agreements consist of major financial institutions. While the Company is exposed to credit risk to the extent of nonperformance by these counterparties, management monitors the risk of default by the counterparties and believes that the risk of incurring losses due to nonperformance is remote.

6. SALE AND LEASEBACK TRANSACTIONS

     Certain buildings and machinery and equipment at the Company's tissue mills were sold and leased back from various financial institutions. These leases are treated as capital leases in the accompanying consolidated financial statements. Future minimum lease payments at December 31, 1995, are as follows:

          Year Ending December 31,                       Amount
          ------------------------                       ------
                                                     (In thousands)

          1996...................................      $ 22,540
          1997...................................        23,649
          1998...................................        23,649
          1999...................................        23,272
          2000...................................        22,980
          2001 and thereafter....................       333,467
                                                       --------
          Total payments.........................       449,557
          Less imputed interest at
            rates approximating 10.9%............       274,396
                                                       --------
         Present value of capital
            lease obligations....................      $175,161
                                                       ========







                                    - 35 -
7. EMPLOYEE POSTRETIREMENT BENEFIT PLANS

     Effective January 1, 1995, the Company revised the eligibility requirements for postretirement medical benefits resulting in a reduction in the number of active employees eligible to receive these benefits. An additional change was made to freeze the amount of the monthly postretirement medical benefit at the 1995 amount. As a result of these changes, the accumulated postretirement benefit obligation as of December 31, 1995 was reduced by $10.6 million and the Company recognized a curtailment gain of $3.4 million in 1995. The decrease in the obligation is being amortized over 12 years, the average remaining service period of active employees.

                                                      Year Ended December 31,
                                                      -----------------------
                                                      1995      1994     1993
                                                      ----      ----     ----
                                                          (In thousands)
   Net Periodic Postretirement Benefit Cost

Service cost......................................  $    82   $1,138   $1,140
Interest cost.....................................      871    1,719    1,800
Curtailment gain recognized.......................   (3,389)      --       --
Amortization of prior service cost (benefit)......     (671)      85       99
                                                    -------   ------   ------
  Net periodic postretirement benefit cost (gain).  $(3,107)  $2,942   $3,039
                                                    =======   ======   ======

                                                             December 31,
                                                           ----------------
                                                           1995        1994
                                                           ----        ----
                                                            (In thousands)
   Unfunded Accumulated Postretirement Benefit Obligation

Accumulated postretirement benefit obligation:
  Retirees............................................   $ 8,127     $ 7,068
  Fully eligible active plan participants.............     1,305       3,411
  Other active plan participants......................     1,980      11,505
                                                         -------     -------
                                                          11,412      21,984
Unrecognized prior service benefit....................     7,385          --
Unrecognized actuarial gains (losses).................      (435)        457
                                                         -------     -------
Accrued postretirement benefit cost...................   $18,362     $22,441
                                                         =======     =======

     The medical trend rate assumed in the determination of the accumulated postretirement benefit obligation at December 31, 1995 begins at 10.5% in 1996, decreases 1% per year to 6.5% for 2000 and remains at that level thereafter. Increasing the assumed medical trend rates by one percentage point in each year would have no material effect on the accumulated postretirement benefit obligation as of December 31, 1995 or net periodic postretirement benefit cost.

     The discount rate used in determining the accumulated postretirement benefit obligation was 7.5% and 8% compounded annually with respect to the 1995 and 1994 valuations, respectively.


                                    - 36 -
8. SHAREHOLDERS' DEFICIT

     In March 1995, the Certificate of Incorporation was restated to create two classes of stock and eliminate the formerly authorized nonvoting Common Stock.

     The Company is authorized to issue up to 100,000,000 shares of $.01 par value Common Stock. At December 31, 1995, 63,377,326 shares were issued and 63,370,794 shares were outstanding. At December 31, 1994, 38,107,778 shares were issued and 38,101,239 shares were outstanding (after giving retroactive effect to a 6.5-for-one stock split on January 31, 1995). The Company is authorized to issue up to 50,000,000 shares of $.01 par value Preferred Stock none of which were issued or outstanding at December 31, 1995. At
December 31, 1994, 600,000 shares of $.01 par value nonvoting Common Stock had been authorized, of which none were issued or outstanding.

     In March and April of 1995, the Company issued 25,269,555 shares of Common Stock at $12.00 per share in a public offering (the "Offering"). Proceeds from the Offering, net of underwriting commissions and other related expenses totaling $19 million, were $284 million. The Offering was part of a recapitalization plan (the "Recapitalization") implemented by the Company to prepay or redeem a substantial portion of its indebtedness in order to reduce the level and overall cost of its debt, extend certain debt maturities, increase shareholders' equity and enhance its access to capital markets (see
Note 5).

     The balance of Common Stock with put right outstanding at the date of the Offering of approximately $12 million was reclassified to Common Stock and Additional Paid-In Capital in the accompanying consolidated financial statements because the put right terminated effective with the consummation of the Offering.


























                                    - 37 -

   Changes in Shareholders' Deficit Accounts

                                          Additional   Cumulative
                                 Common    Paid-in    Translation    Retained
                                 Stock     Capital     Adjustment    Deficit
                                 ------   ----------  -----------    --------
                                                (In millions)

Balance, December 31, 1992.....   $0.4      $600.1      $(3.9)      $  (625.6)
Net loss.......................     --          --         --        (2,052.1)
Decrease in fair market
  value of Common
  Stock with put right.........     --          --         --             1.4
Foreign currency translation
  adjustment...................     --          --       (1.2)             --
                                  ----      ------      -----       ---------
Balance, December 31, 1993.....    0.4       600.1       (5.1)       (2,676.3)
Net loss.......................     --          --          --          (70.3)
Foreign currency translation
  adjustment...................     --          --        2.8              --
                                  ----      ------      -----       ---------
Balance, December 31, 1994.....    0.4       600.1       (2.3)       (2,746.6)
Net income.....................     --          --         --            14.7
Common Stock offering..........    0.2       283.9         --              --
Reclass of Common Stock with
  put right....................    0.0        11.7         --              --
Foreign currency translation
  adjustment...................     --          --       (0.5)             --
                                  ----      ------      -----       ---------
Balance, December 31, 1995.....   $0.6      $895.7      $(2.8)      $(2,731.9)
                                  ====      ======      =====       =========

9. STOCK OPTIONS

     On January 31, 1995, the Company's shareholders approved the 1995 Stock Incentive Plan under which a total of 3,359,662 shares of Common Stock are reserved for awards to officers and key employees as stock options, stock appreciation rights, restricted stock, performance shares, stock equivalents and dividend equivalents and approved the 1995 Stock Plan for Non-Employee Directors under which a total of 80,000 shares of Common Stock are reserved for grant to non-employee directors. In addition, 3,740,158 stock options were granted and remain outstanding at December 31, 1995 under predecessor stock plans. All options issued or to be issued subject to the 1995 Stock Incentive Plan will expire not later than ten years after the date on which they are granted. The vesting schedule and exercisability of stock options under the 1995 Stock Incentive Plan will be determined by the compensation and nominating committee of the Board of Directors. In December 1995, 1,231 shares were granted pursuant to the 1995 Stock Plan for Non-Employee Directors.









                                    - 38 -
     Prior to the Offering, the Company amortized the excess of the fair market value of its Common Stock over the strike price of options granted to employees over the periods the options vested. Subsequent to the Offering, no amortization is required because the options are not putable to the Company. There was no employee stock compensation expense in 1995 or 1994. Due to the effects of adverse tissue industry operating conditions on its long-term earnings forecast as of September 30, 1993, the Company decreased the estimated fair market valuation of its Common Stock and, as a result, reversed all previously accrued employee stock compensation expense in 1993. The reversal of the accrued employee stock compensation expense resulted in a credit to operations of $8 million for 1993.

   Changes in Stock Options Outstanding

                                                                  Exercise
                                                  Number Of         Price
                                                   Options       Per Option
                                                  ---------    ---------------
Balance, December 31, 1992.....................   3,737,506    $15.38 to 18.46
  Options Granted..............................      98,800              18.46
  Options Cancelled............................     (10,660)    15.38 to 18.46
                                                  ---------    ---------------
Balance, December 31, 1993.....................   3,825,646     15.38 to 18.46
  Options Cancelled............................     (82,888)    15.38 to 18.46
                                                  ---------    ---------------
Balance, December 31, 1994.....................   3,742,758     15.38 to 18.46
  Options Granted..............................     743,000              19.75
  Options Cancelled............................      (2,600)             18.46
                                                  ---------    ---------------
Balance, December 31, 1995.....................   4,483,158    $15.38 to 19.75
                                                  =========    ===============
Exercisable at December 31, 1995...............   3,740,158    $15.38 to 18.46
                                                  =========    ===============
Shares available for future grant at
  December 31, 1995............................   2,616,662
                                                  =========

     In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" was issued. Beginning in 1996, the Company will begin to make pro forma disclosures of stock-based compensation cost utilizing the fair value based method of accounting pursuant to SFAS No. 123, but currently intends to continue to report stock-based compensation expense in its consolidated financial statements for years following 1995 under the intrinsic value based method permitted under Accounting Principles Board Opinion No. 25 and SFAS No. 123.

10. RELATED PARTY TRANSACTIONS

     Morgan Stanley Group Inc. ("Morgan Stanley Group") and an affiliate acquired a substantial majority equity interest in the Company to effect the Acquisition. At December 31, 1995, Morgan Stanley Group and certain of its affiliates controlled 37.8% of the Company's Common Stock.







                                    - 39 -
     Morgan Stanley & Co. Incorporated ("MS&Co") has served as lead underwriter with respect to the Offering and periodic public debt offerings and has received underwriting fees of $7 million in 1995, $20 million in 1994 and $20 million in 1993 in connection with such public offerings. Since the Acquisition, MS&Co has also been a market maker with respect to the Company's public debt securities. Pursuant to an agreement terminated effective December 31, 1994, MS&Co provided financial advisory services to the Company for which the Company paid MS&Co $1 million in each of 1994 and 1993. The Company is a party to several interest rate cap agreements (see Note 5) including one such agreement with MS&Co which was purchased in 1994 for $2 million.

11. COMMITMENTS AND CONTINGENCIES

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

     The Company recorded a $20 million charge in the fourth quarter of 1994 for estimated or anticipated liabilities and legal and consulting costs relating to environmental matters arising from past operations. The Company expects these costs to be incurred over an extended number of years and as of December 31, 1995 continues to have accrued liabilities for environmental matters of approximately $20 million. The ultimate cost to the Company for environmental matters cannot be determined with certainty due to the often unknown magnitude of the contamination to be addressed, the varying cost of remediation methods that could be employed, the evolving nature of remediation technologies and government regulations and the inability to determine the Company's share of multiparty obligations or the extent to which contributions will be available from other parties. While the accrued liabilities reflect the Company's current estimate of the cost of these environmental matters, there can be no assurance that the amount accrued will be adequate.

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






                                    - 40 -
12. GEOGRAPHIC INFORMATION

                                         United       United
                                         States       Kingdom     Consolidated
                                         ------       -------     ------------
                                                  (In thousands)
  1995
    Net sales........................ $ 1,457,136    $163,767     $ 1,620,903
    Operating income.................     342,534      17,585         360,119
    Identifiable operating assets....   1,490,426     162,011       1,652,437
  1994
    Net sales........................ $ 1,143,205    $131,240     $ 1,274,445
    Operating income.................     268,620       8,183         276,803
    Identifiable operating assets....   1,517,992     162,906       1,680,898
  1993
    Net sales........................ $ 1,044,174    $143,213     $ 1,187,387
    Operating loss...................  (1,715,777)       (859)     (1,716,636)
    Identifiable operating assets....   1,486,166     163,621       1,649,787

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

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                First    Second     Third    Fourth    Total
                               Quarter   Quarter   Quarter   Quarter   Year
                               -------   -------   -------   -------   -----
                                    (In millions, except per share data)
  1995
    Net sales................   $  367   $  412   $   426    $  416   $ 1,621
    Gross income.............      100      115       126       141       482
    Operating income.........       71       88        95       106       360
    Net income (loss) before
      extraordinary item.....       (9)       7        15        21        34
    Extraordinary item-loss
      on debt repurchases....      (19)      --        --        --       (19)
    Net income (loss)........      (28)       7        15        21        15
    Earnings (loss) per share:
      Net income (loss) before
        extraordinary item...    (0.22)    0.12      0.23      0.33      0.57
      Extraordinary item-loss
        on debt repurchases..    (0.44)      --        --        --     (0.32)
      Net income (loss)
        per share............    (0.66)    0.12      0.23      0.33      0.25
    Dividends per share......       --       --        --        --        --







                                    - 41 -

                                First    Second     Third    Fourth    Total
                               Quarter   Quarter   Quarter   Quarter   Year
                               -------   -------   -------   -------   -----
                                    (In millions, except per share data)
  1994
    Net sales................   $  275   $  315   $   340    $  344   $ 1,274
    Gross income.............       87      107       113       100       407
    Operating income.........       60       79        85        53       277
    Net loss before
      extraordinary item.....      (15)      (2)       --       (25)      (42)
    Extraordinary item-loss
      on debt repurchases....      (28)      --        --        --       (28)
    Net loss.................      (43)      (2)       --       (25)      (70)
      Loss per share:
      Net (loss) before
        extraordinary item...    (0.40)   (0.05)     0.01     (0.65)    (1.11)
      Extraordinary item-loss
        on debt repurchases..    (0.74)      --        --        --     (0.74)
      Net loss per share.....    (1.14)   (0.05)     0.01     (0.65)    (1.85)
    Dividends per share......       --       --        --        --        --







































                                    - 42 -


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

      For information regarding executive officers see Item 1a. on this form.

      For information regarding directors and compliance with Section 16(a) of the Securities and Exchange Act of 1934, see the Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 1996, under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" which are incorporated by reference herein.


ITEM 11.  EXECUTIVE COMPENSATION

      See the Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 1996, under the captions "Committees of the Board of Directors; Meetings and Compensation of Directors," "Executive Compensation," "Committee Report on Executive Compensation" and "Performance Graph," which are incorporated by reference herein.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      See the Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 1996, under the captions "Ownership of Common Stock by Management," "Principal Stockholders" and "Executive Compensation--Management Incentive Plan and 1995 Stock Incentive Plan," which are incorporated by reference herein.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      See the Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 1996, under the caption "Certain Transactions," which is incorporated by reference herein.


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.    1.    Financial Statements of Fort Howard Corporation

      Included in Part II, Item 8:

      Report of Independent Public Accountants.

      Consolidated Statements of Income for the years ended December 31, 1995,
        1994 and 1993.



                                    - 43 -
      Consolidated Balance Sheets as of December 31, 1995 and 1994.

      Consolidated Statements of Cash Flows for the years ended December 31,
        1995, 1994 and 1993.

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

a.    3.    Exhibits

  Exhibit No.                           Description
  -----------                           -----------

      3.1 Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

      3.2 Amended and Restated By-Laws of the Company. (Incorporated by reference to Exhibit 3.2 as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

      4.1     Credit Agreement dated as of March 8, 1995 among the
              Company, the lenders named therein, and Bankers' Trust Company, Bank of America National Trust and Savings Association and Chemical Bank as arrangeers, and Bankers' Trust Company as administrative agent. (Incorporated by reference to Exhibit 4.0 as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

      4.2 Form of 9 1/4% Senior Note Indenture dated as of March 15, 1993 between the Company and Norwest Bank Wisconsin, N.A., Trustee. (Incorporated by reference to Exhibit 4.1 as filed with the Company's Amendment No. 2 to Form S-2 on March 4, 1993.)

      4.3 Form of 10% Subordinated Note Indenture dated as of March 15, 1993 between the Company and the United States Trust Company of New York, Trustee. (Incorporated by reference to Exhibit 4.2 as filed with the Company's Amendment No. 2 to Form S-2 on March 4, 1993.)

      4.4 Form of 9% Senior Subordinated Note Indenture dated as of February 1, 1994 between the Company and The Bank of New York, Trustee. (Incorporated by reference to Exhibit 4.2 as filed with the Company's Form S-2 on December 17, 1993.)

      Registrant agrees to provide copies of instruments defining the rights of security holders, including indentures, upon request of the Commission.

    *10.1 Employment Agreements dated October 15, 1993 with the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. (Incorporated by reference to Exhibit No. 10 as filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.)

    *10.1(A) Amendments dated January 1, 1995 to Employment Agreements dated October 15, 1993, with the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. (Incorporated by reference to Exhibit No. 10.6(A) as filed with the Company's Amendment No. 1 to Form S-1 on February 8, 1995.)

    *10.2 Employment Agreements dated December 10, 1993 with certain executive officers of the Company. (Incorporated by reference to Exhibit 10.13 as filed with the Company's Form S-2 on December 17, 1993.)

    *10.2(A) Amendments to Employment Agreements with certain executive officers of the Company. (Incorporated by reference to Exhibit No. 10.13(A) as filed with the Company's Amendment No. 1 to Form S-1 on February 8, 1995.)

    *10.3     Amended and Restated Stockholders Agreement dated as of
              March 1, 1995, among the Company, Morgan Stanley Group,
              MSLEF II, certain institutional investors and the Management Investors which amends and restates the Stockholders Agreement dated as of December 7, 1990, as amended. (Incorporated by reference to Exhibit 10.3(A) as filed with the Company's Form 10-K for the year ended December 31, 1994.)

    *10.4 Management Incentive Plan as amended and restated as of December 19, 1994. (Incorporated by reference to Exhibit No. 10.2 as filed with the Company's Amendment No. 1 to Form S-1 on February 8, 1995.)

    *10.5 Supplemental Retirement Plan. (Incorporated by reference to Exhibit No. 10.7 as filed with Amendment No. 2 to the Company's Form S-1 on October 25, 1988.)

    *10.5(A) Amendment No. 1 to the Supplemental Retirement Plan. (Incorporated by reference to Exhibit 10.P as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1988.)

    *10.6 Form of Supplemental Retirement Agreement for the Company's Chief Executive Officer as Amended. (Incorporated by reference to Exhibit 10.M as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1988.)

    *10.7 Supplemental Retirement Agreements for certain directors and officers. (Incorporated by reference to Exhibit 10.T as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1989.)

    *10.7(A) Form of Amendment No. 1 to Supplemental Retirement Agreements for certain directors and officers. (Incorporated by reference to Exhibit 10.U as filed with the Company's Form 10-K for the year ended December 31, 1990.)

    *10.8 Amended and Restated Management Equity Participation Agreement dated as of August 1, 1988. (Incorporated by reference to Exhibit No. 10.9 as filed with the Company's Amendment No. 2 to Form S-1 on October 25, 1988.)

    *10.8(A) Letter Agreement dated June 27, 1990, which modifies Amended and Restated Management Equity Participation Agreement.
              (Incorporated by reference to Exhibit 10.V as filed with the Company's Form 10-K for the year ended December 31, 1990.)

    *10.8(B) Letter Agreement dated July 31, 1990, among the Company and the Principal Management Investors which amends Amended and Restated Management Equity Participation Agreement. (Incorporated by reference to Exhibit 10.W as filed with the Company's Form 10-K for the year ended December 31, 1990.)

    *10.8(C) Letter Agreement dated July 31, 1990, between the Company and the Management Investor Committee which amends Amended and Restated Management Equity Participation Agreement. (Incorporated by reference to Exhibit 10.X as filed with the Company's Form 10-K for the year ended December 31, 1990.)

    *10.8(D) Letter Agreement dated February 7, 1991, between the Company and the Management Investors Committee which amends the Amended and Restated Management Equity Participation Agreement. (Incorporated by reference to Exhibit 10.GG as filed with the Company's Form 10-K for the year ended December 31, 1990.)

    *10.8(E) Form of Letter Agreement dated February 7, 1991, among the Company, the Management Investors Committee and Management Investors which cancels certain stock options, grants new stock options and amends the Amended and Restated Management Equity Participation Agreement. (Incorporated by reference to Exhibit 10.HH as filed with the Company's Form 10-K for the year ended December 31, 1990.)

    *10.8(F)  Letter Agreement dated March 1, 1995, between the
              Company and the Management Investors Committee which amends the Amended and Restated Management Equity Participation Agreement. (Incorporated by reference to Exhibit 10.8(F) as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

    *10.9     Management Equity Plan.  (Incorporated by reference to
              Exhibit 10.H as filed with the Company's Form 10-K for the year ended December 31, 1991.)

    *10.9(A) Amendment dated December 28, 1993 to Management Equity Plan. (Incorporated by reference to Exhibit 10.9(A) as filed with the Company's Form 10-K for the year ended December 31, 1993.)

    *10.9(B) Amendment dated March 1, 1995 to the Management Equity Plan. (Incorporated by reference to Exhibit 10.9(B) as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

    *10.10 Form of Management Equity Plan Agreement. (Incorporated by reference to Exhibit 10.I as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.11 Participation Agreement dated as of October 20, 1989, among the Company, Philip Morris Credit Corporation, the Loan Participants listed therein, the Connecticut National Bank, Owner Trustee, and Wilmington Trust Company, Indenture Trustee. (Incorporated by reference to Exhibit 10.15 as filed with the Company's Post-Effective Amendment No. 2 to Form S-1 on February 8, 1990.)

     10.12 Facility Lease Agreement dated as of October 20, 1989, between the Connecticut National Bank in its capacity as Owner Trustee, the Lessor and the Company as Lessee. (Incorporated by reference to Exhibit 10.16 as filed with the Company's Post-Effective Amendment No. 2 to Form S-1 on February 8, 1990.)

     10.13 Power Installation Lease Agreement dated as of October 20, 1989, between The Connecticut National Bank, not in its individual capacity but solely as Owner Trustee, and the Company. (Incorporated by reference to Exhibit 10.HH as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.14 Equipment Lease Agreement dated as of October 20, 1989, between The Connecticut National Bank, not in its individual capacity but solely as Owner Trustee, and the Company. (Incorporated by reference to Exhibit 10.II as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.15 Participation Agreement dated as of December 23, 1990, among the Company, Bell Atlantic Tricon Leasing Corporation, Bankers Trust Company, The Connecticut National Bank, Owner Trustee, and Wilmington Trust Company, Indenture Trustee. (Incorporated by reference to Exhibit 10.BB as filed with the Company's Form 10-K for the year ended December 31, 1990.)

     10.16 Amended and Restated Equipment Lease Agreement [1990] dated as of December 19, 1991, between The Connecticut National Bank, not in its individual capacity but solely as Owner Trustee under the Trust Agreement, as Lessor, and the Company, as Lessee. (Incorporated by reference to Exhibit 10.W as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.17 Facility Lease Agreement dated as of December 19, 1991, between The Connecticut National Bank, not in its individual capacity but solely as Owner Trustee, and the Company. (Incorporated by reference to Exhibit 10.EE as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.18 Equipment Lease Agreement [1991] dated as of December 19, 1991, between The Connecticut National Bank, not in its individual capacity but solely as Owner Trustee, and the Company. (Incorporated by reference to Exhibit 10.FF as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.19 Power Plant Lease Agreement dated as of December 19, 1991, between The Connecticut National Bank, not in its individual capacity but solely as Owner Trustee, and the Company. (Incorporated by reference to Exhibit 10.GG as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.20 Amended and Restated Participation Agreement dated as of October 21, 1991, among the Company, Bell Atlantic Tricon Leasing Corporation, Bankers Trust Company, The Connecticut National Bank, Owner Trustee, and Wilmington Trust Company, Indenture Trustee and the Form of the First Amendment thereto dated as of December 13, 1991. (Incorporated by reference to Exhibit 4.3 as filed with the Company's Amendment No. 3 to Form S-3 on December 13, 1991).

    *10.21 Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit No. 10.14 as filed with the Company's Amendment No. 1 to Form S-1 on February 8, 1995).

    *10.22 1995 Stock Incentive Plan. (Incorporated by reference to Exhibit No. 10.15 as filed with the Company's Amendment No. 1 to Form S-1 on February 8, 1995).

   +*10.22(A) Form of Nonqualified Stock Option Agreement dated December 6,
              1995.

    *10.23 1995 Stock Plan for Non-Employee Directors. (Incorporated by reference to Exhibit No. 10.16 as filed with the Company's Amendment No. 1 to Form S-1 on February 8, 1995).

    +12.1     Statement of Deficiency of Earnings Available to Cover Fixed
              Charges.

    +12.2     Statement of Computation of Ratio of Earnings to Fixed Charges.

    +21       Subsidiaries of Fort Howard Corporation.

    +23       Consent of Arthur Andersen LLP (included in Part IV at page 51).

    +25       Powers of Attorney (included as part of signature page).

    +27       Financial Data Schedule for year ended December 31, 1995.

--------------------
*Management contract or compensatory plan or arrangement.
+Filed herewith.

b.    Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended December 31, 1995.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FORT HOWARD CORPORATION
Green Bay, Wisconsin
February 6 1996                     By /s/ Donald H. DeMeuse
                                      ----------------------------------
                                      Donald H. DeMeuse, Chairman of the
                                      Board and Chief Executive Officer

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities on the dates indicated:


/s/ Donald H. DeMeuse            Chairman of the Board,      February 6, 1996
Donald H. DeMeuse                Chief Executive Officer
                                 and Director

/s/ Kathleen J. Hempel           Vice Chairman, Chief        February 6, 1996
Kathleen J. Hempel               Financial Officer and
                                 Director

/s/ Michael T. Riordan           President, Chief            February 6, 1996
Michael T. Riordan               Operating Officer and
                                 Director

/s/ Donald Patrick Brennan       Director                    February 2, 1996
Donald Patrick Brennan


/s/ James L. Burke               Director                    February 2, 1996
James L. Burke


/s/ Dudley J. Godfrey            Director                    February 2, 1996
Dudley J. Godfrey


/s/ David I. Margolis            Director                    February 1, 1996
David I. Margolis

/s/ Robert H. Niehaus            Director                    February 2, 1996
Robert H. Niehaus


/s/ Frank V. Sica                Director                    February 2, 1996
Frank V. Sica


/s/ Charles L. Szews             Vice President and          February 6, 1996
Charles L. Szews                 Controller and Principal
                                 Accounting Officer

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Fort Howard Corporation included in this Form 10-K and have issued our report thereon dated January 30, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                        ARTHUR ANDERSEN LLP




Milwaukee, Wisconsin,
January 30, 1996.



                               ______________________


                      CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statement Nos. 33-63099, 33-64841 and 333-00019.



                                        ARTHUR ANDERSEN LLP



Milwaukee, Wisconsin
February 5, 1996.

                                                                 Schedule II



                             FORT HOWARD CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                                  (In thousands)




                                                 For the Years Ended
                                                     December 31,
                                           ---------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:           1995            1994         1993
                                           ----            ----         ----

Balance at beginning of year..........    $1,589          $2,366      $1,376
Additions charged to earnings.........     1,209             (92)      1,633
Charges for purpose for which
    reserve was created...............        85            (685)       (643)
                                          ------          ------      ------
Balance at end of year................    $2,883          $1,589      $2,366
                                          ======          ======      ======

                             INDEX TO EXHIBITS


Exhibit No.
-----------


     *3.1 Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exxhibit 3.1 as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

      3.2 Amended and Restated By-Laws of the Company. (Incorporated by reference to Exhibit 3.2 as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

      4.1     Credit Agreement dated as of March 8, 1995 among the
              Company, the lenders named therein, and Bankers' Trust Company, Bank of America National Trust and Savings Association and Chemical Bank as arrangeers, and Bankers' Trust Company as administrative agent. (Incorporated by reference to Exhibit 4.0 as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

      4.2 Form of 9 1/4% Senior Note Indenture dated as of March 15, 1993 between the Company and Norwest Bank Wisconsin, N.A., Trustee. (Incorporated by reference to Exhibit 4.1 as filed with the Company's Amendment No. 2 to Form S-2 on March 4, 1993.)

      4.3 Form of 10% Subordinated Note Indenture dated as of March 15, 1993 between the Company and the United States Trust Company of New York, Trustee. (Incorporated by reference to Exhibit 4.2 as filed with the Company's Amendment No. 2 to Form S-2 on March 4, 1993.)

      4.4 Form of 9% Senior Subordinated Note Indenture dated as of February 1, 1994 between the Company and The Bank of New York, Trustee. (Incorporated by reference to Exhibit 4.2 as filed with the Company's Form S-2 on December 17, 1993.)

      Registrant agrees to provide copies of instruments defining the rights of security holders, including indentures, upon request of the Commission.

    *10.1 Employment Agreements dated October 15, 1993 with the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. (Incorporated by reference to Exhibit No. 10 as filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.)

    *10.1(A) Amendments dated January 1, 1995 to Employment Agreements dated October 15, 1993, with the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. (Incorporated by reference to Exhibit No. 10.6(A) as filed with the Company's Amendment No. 1 to Form S-1 on February 8, 1995.)

    *10.2 Employment Agreements dated December 10, 1993 with certain executive officers of the Company. (Incorporated by reference to Exhibit 10.13 as filed with the Company's Form S-2 on December 17, 1993.)

    *10.2(A) Amendments to Employment Agreements with certain executive officers of the Company. (Incorporated by reference to Exhibit No. 10.13(A) as filed with the Company's Amendment No. 1 to Form S-1 on February 8, 1995.)

    *10.3     Amended and Restated Stockholders Agreement dated as of
              March 1, 1995, among the Company, Morgan Stanley Group,
              MSLEF II, certain institutional investors and the Management Investors which amends and restates the Stockholders Agreement dated as of December 7, 1990, as amended. (Incorporated by reference to Exhibit 10.3(A) as filed with the Company's Form 10-K for the year ended December 31, 1994.)

    *10.4 Management Incentive Plan as amended and restated as of December 19, 1994. (Incorporated by reference to Exhibit No. 10.2 as filed with the Company's Amendment No. 1 to Form S-1 on February 8, 1995.)

    *10.5 Supplemental Retirement Plan. (Incorporated by reference to Exhibit No. 10.7 as filed with Amendment No. 2 to the Company's Form S-1 on October 25, 1988.)

    *10.5(A) Amendment No. 1 to the Supplemental Retirement Plan. (Incorporated by reference to Exhibit 10.P as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1988.)

    *10.6 Form of Supplemental Retirement Agreement for the Company's Chief Executive Officer as Amended. (Incorporated by reference to Exhibit 10.M as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1988.)

    *10.7 Supplemental Retirement Agreements for certain directors and officers. (Incorporated by reference to Exhibit 10.T as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1989.)

    *10.7(A) Form of Amendment No. 1 to Supplemental Retirement Agreements for certain directors and officers. (Incorporated by reference to Exhibit 10.U as filed with the Company's Form 10-K for the year ended December 31, 1990.)

    *10.8 Amended and Restated Management Equity Participation Agreement dated as of August 1, 1988. (Incorporated by reference to Exhibit No. 10.9 as filed with the Company's Amendment No. 2 to Form S-1 on October 25, 1988.)

    *10.8(A) Letter Agreement dated June 27, 1990, which modifies Amended and Restated Management Equity Participation Agreement.
              (Incorporated by reference to Exhibit 10.V as filed with the Company's Form 10-K for the year ended December 31, 1990.)

    *10.8(B) Letter Agreement dated July 31, 1990, among the Company and the Principal Management Investors which amends Amended and Restated Management Equity Participation Agreement. (Incorporated by reference to Exhibit 10.W as filed with the Company's Form 10-K for the year ended December 31, 1990.)

    *10.8(C) Letter Agreement dated July 31, 1990, between the Company and the Management Investor Committee which amends Amended and Restated Management Equity Participation Agreement. (Incorporated by reference to Exhibit 10.X as filed with the Company's Form 10-K for the year ended December 31, 1990.)

    *10.8(D) Letter Agreement dated February 7, 1991, between the Company and the Management Investors Committee which amends the Amended and Restated Management Equity Participation Agreement. (Incorporated by reference to Exhibit 10.GG as filed with the Company's Form 10-K for the year ended December 31, 1990.)

    *10.8(E) Form of Letter Agreement dated February 7, 1991, among the Company, the Management Investors Committee and Management Investors which cancels certain stock options, grants new stock options and amends the Amended and Restated Management Equity Participation Agreement. (Incorporated by reference to Exhibit 10.HH as filed with the Company's Form 10-K for the year ended December 31, 1990.)

    *10.8(F)  Letter Agreement dated March 1, 1995, between the
              Company and the Management Investors Committee which amends the Amended and Restated Management Equity Participation Agreement. (Incorporated by reference to Exhibit 10.8(F) as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

    *10.9     Management Equity Plan.  (Incorporated by reference to
              Exhibit 10.H as filed with the Company's Form 10-K for the year ended December 31, 1991.)

    *10.9(A) Amendment dated December 28, 1993 to Management Equity Plan. (Incorporated by reference to Exhibit 10.9(A) as filed with the Company's Form 10-K for the year ended December 31, 1993.)

    *10.9(B) Amendment dated March 1, 1995 to the Management Equity Plan. (Incorporated by reference to Exhibit 10.9(B) as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

    *10.10 Form of Management Equity Plan Agreement. (Incorporated by reference to Exhibit 10.I as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.11 Participation Agreement dated as of October 20, 1989, among the Company, Philip Morris Credit Corporation, the Loan Participants listed therein, the Connecticut National Bank, Owner Trustee, and Wilmington Trust Company, Indenture Trustee. (Incorporated by reference to Exhibit 10.15 as filed with the Company's Post-Effective Amendment No. 2 to Form S-1 on February 8, 1990.)

     10.12 Facility Lease Agreement dated as of October 20, 1989, between the Connecticut National Bank in its capacity as Owner Trustee, the Lessor and the Company as Lessee. (Incorporated by reference to Exhibit 10.16 as filed with the Company's Post-Effective Amendment No. 2 to Form S-1 on February 8, 1990.)

     10.13 Power Installation Lease Agreement dated as of October 20, 1989, between The Connecticut National Bank, not in its individual capacity but solely as Owner Trustee, and the Company. (Incorporated by reference to Exhibit 10.HH as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.14 Equipment Lease Agreement dated as of October 20, 1989, between The Connecticut National Bank, not in its individual capacity but solely as Owner Trustee, and the Company. (Incorporated by reference to Exhibit 10.II as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.15 Participation Agreement dated as of December 23, 1990, among the Company, Bell Atlantic Tricon Leasing Corporation, Bankers Trust Company, The Connecticut National Bank, Owner Trustee, and Wilmington Trust Company, Indenture Trustee. (Incorporated by reference to Exhibit 10.BB as filed with the Company's Form 10-K for the year ended December 31, 1990.)

     10.16 Amended and Restated Equipment Lease Agreement [1990] dated as of December 19, 1991, between The Connecticut National Bank, not in its individual capacity but solely as Owner Trustee under the Trust Agreement, as Lessor, and the Company, as Lessee. (Incorporated by reference to Exhibit 10.W as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.17 Facility Lease Agreement dated as of December 19, 1991, between The Connecticut National Bank, not in its individual capacity but solely as Owner Trustee, and the Company. (Incorporated by reference to Exhibit 10.EE as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.18 Equipment Lease Agreement [1991] dated as of December 19, 1991, between The Connecticut National Bank, not in its individual capacity but solely as Owner Trustee, and the Company. (Incorporated by reference to Exhibit 10.FF as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.19 Power Plant Lease Agreement dated as of December 19, 1991, between The Connecticut National Bank, not in its individual capacity but solely as Owner Trustee, and the Company. (Incorporated by reference to Exhibit 10.GG as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.20 Amended and Restated Participation Agreement dated as of October 21, 1991, among the Company, Bell Atlantic Tricon Leasing Corporation, Bankers Trust Company, The Connecticut National Bank, Owner Trustee, and Wilmington Trust Company, Indenture Trustee and the Form of the First Amendment thereto dated as of December 13, 1991. (Incorporated by reference to Exhibit 4.3 as filed with the Company's Amendment No. 3 to Form S-3 on December 13, 1991).

    *10.21 Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit No. 10.14 as filed with the Company's Amendment No. 1 to Form S-1 on February 8, 1995).

    *10.22 1995 Stock Incentive Plan. (Incorporated by reference to Exhibit No. 10.15 as filed with the Company's Amendment No. 1 to Form S-1 on February 8, 1995).

   +*10.22(A) Form of Nonqualified Stock Option Agreement dated December 6,
              1995.

    *10.23 1995 Stock Plan for Non-Employee Directors. (Incorporated by reference to Exhibit No. 10.16 as filed with the Company's Amendment No. 1 to Form S-1 on February 8, 1995).

    +12.1     Statement of Deficiency of Earnings Available to Cover Fixed
              Charges.

    +12.2     Statement of Computation of Ratio of Earnings to Fixed Charges.

    +21       Subsidiaries of Fort Howard Corporation.

    +23       Consent of Arthur Andersen LLP (included in Part IV at page 51).

    +25       Powers of Attorney (included as part of signature page).

    +27       Financial Data Schedule for year ended December 31, 1995.

--------------------
*Management contract or compensatory plan or arrangement.
+Filed herewith.

b.   Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1995.