Form 10-Q
period 1996-03-31
FORT HOWARD CORP
filed 1996-04-24
CIK 38195

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC   20549

                                 FORM 10-Q

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended        March 31, 1996        OR


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


                     Yes     [X]          No     [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                          Outstanding at April 15, 1996
            -----                          -----------------------------

Common Stock, par value $.01                        63,447,097
  per share


                        PART I.  FINANCIAL INFORMATION

                            FORT HOWARD CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                                 --------------------
                                                 1996            1995
                                                 ----            ----
                                                 (In thousands, except
                                                    per share data)
Net sales.................................     $385,747       $367,376
Cost of sales.............................      238,369        267,856
                                               --------       --------
Gross income..............................      147,378         99,520
Selling, general and administrative.......       33,175         28,745
                                               --------       --------
Operating income..........................      114,203         70,775
Interest expense..........................       70,773         86,770
Other (income) expense, net...............          563           (224)
                                               --------       --------
Income (loss) before taxes................       42,867        (15,771)
Income taxes (credit).....................       15,927         (6,253)
                                               --------       --------
Income (loss) before extraordinary item...       26,940         (9,518)

Extraordinary item -- loss on debt
  repurchases (net of income taxes
  of $11,986 in 1995).....................           --        (18,748)
                                               --------       --------

Net income (loss).........................     $ 26,940       $(28,266)
                                               ========       =========

Earnings (loss) per share:
  Net income (loss) before
    extraordinary item....................     $   0.43       $  (0.22)
  Extraordinary item......................           --          (0.44)
                                               --------       --------
  Net income (loss).......................     $   0.43       $  (0.66)
                                               ========       ========

Average shares outstanding................       63,372         42,546
                                               ========       ========
(/table>

The accompanying notes are an integral part of these condensed consolidated financial statements.






                                     - 2


                            FORT HOWARD CORPORATION

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                March 31,      December 31,
                                                  1996             1995
                                               ----------      ------------
                                                       (In thousands)
Assets
  Current assets:
    Cash and cash equivalents................. $      594       $      946
    Receivables, less allowances of $2,994
      in 1996 and $2,883 in 1995..............     83,488           97,707
    Inventories...............................    158,347          163,076
    Deferred income taxes.....................     38,000           29,000
    Income taxes receivable...................        700              700
                                               ----------       ----------
      Total current assets....................    281,129          291,429

  Property, plant and equipment...............  1,976,841        1,971,641
    Less:  Accumulated depreciation...........    729,804          706,394
                                               ----------       ----------
      Net property, plant and equipment.......  1,247,037        1,265,247

  Other assets................................     93,608           95,761
                                               ----------       ----------
      Total assets............................ $1,621,774       $1,652,437
                                               ==========       ==========
Liabilities and Shareholders' Deficit
  Current liabilities:
    Accounts payable.......................... $  103,685       $  112,384
    Interest payable..........................     23,731           64,375
    Income taxes payable......................      9,470            1,339
    Other current liabilities.................     59,099           85,351
    Current portion of long-term debt.........     84,109           62,720
                                               ----------       ----------
      Total current liabilities...............    280,094          326,169

  Long-term debt..............................  2,877,638        2,903,299
  Deferred and other long-term income taxes...    240,322          225,043
  Other liabilities...........................     35,976           36,355

  Shareholders' deficit:
    Common Stock..............................        634              634
    Additional paid-in capital................    895,860          895,652
    Cumulative translation adjustment.........     (3,819)          (2,844)
    Retained deficit.......................... (2,704,931)      (2,731,871)
                                               ----------       ----------
      Total shareholders' deficit............. (1,812,256)      (1,838,429)
                                               ----------       ----------
      Total liabilities and shareholders'
        deficit............................... $1,621,774       $1,652,437
                                               ==========       ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           FORT HOWARD CORPORATION

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                      1996          1995
                                                      ----          ----
                                                        (In thousands)
Cash provided from (used for) operations:
  Net income (loss)............................... $ 26,940       $(28,266)
  Depreciation....................................   25,112         24,331
  Non-cash interest expense.......................    3,294          3,223
  Deferred income taxes (credit)..................    6,295        (16,191)
  Pre-tax loss on debt repurchases................       --         30,734
  (Increase) decrease in receivables..............   14,219        (16,134)
  (Increase) decrease in inventories..............    4,729        (14,468)
  Increase in income taxes receivable.............       --         (3,000)
  Increase (decrease) in accounts payable.........   (8,699)        25,828
  Decrease in interest payable....................  (40,644)       (21,081)
  Increase (decrease) in income taxes payable.....    8,131           (112)
  All other, net..................................  (27,277)       (30,281)
                                                   --------       --------
    Net cash provided from (used for) operations..   12,100        (45,417)

Cash used for investment activity:
  Additions to property, plant and equipment......   (8,873)       (10,845)

Cash provided from (used for) financing
  activities:
  Proceeds from long-term borrowings..............   22,324        655,800
  Repayment of long-term borrowings...............  (26,111)      (832,596)
  Debt issuance costs.............................       --        (48,201)
  Issuance of Common Stock, net of offering costs.      208        281,047
                                                   --------       --------
    Net cash provided from (used for)
      financing activities........................   (3,579)        56,050
                                                   --------       --------
Decrease in cash.................................      (352)          (212)

Cash at beginning of period.......................      946            422
                                                   --------       --------

  Cash at end of period........................... $    594       $    210
                                                   ========       ========

Supplemental Cash Flow Disclosures:
  Interest paid................................... $108,082       $104,755
  Income taxes paid - net.........................    1,182            956

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           FORT HOWARD CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  BASIS OF PRESENTATION

     The condensed consolidated financial statements reflect all adjustments (consisting only of normally recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Certain reclassifications have been made to conform prior years' data to the current format. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1995.

2.  EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding during the periods. The weighted average number of common shares outstanding for the three month periods ended March 31, 1996 and 1995 were 63,372,063 and 42,545,683, respectively. The assumed exercise of all outstanding stock options has been excluded from the computation of earnings (loss) per share for the three month periods ended March 31, 1996 and 1995 because the result was not material or was antidilutive.

3.  INVENTORIES

     Inventories consist of:

                                               March 31,    December 31,
                                                  1996          1995
                                               ---------    ------------
                                                    (In thousands)

       Raw materials and supplies.............. $ 72,453      $ 80,134
       Finished and partly-finished products...   85,894        82,942
                                                --------      --------
                                                $158,347      $163,076
                                                ========      ========

4.  LEGAL PROCEEDINGS

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

                           FORT HOWARD CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

First Quarter 1996 Compared to 1995

                                                   Three Months Ended
                                                        March 31,
                                                  --------------------
                                                  1996            1995
                                                  ----            ----
                                                     (In thousands,
                                                   except percentages)
Net sales:
  Domestic tissue.........................     $324,908        $293,928
  International operations................       43,808          36,187
  Harmon..................................       17,031          37,261
                                               --------        --------
  Consolidated............................     $385,747        $367,376
                                               ========        ========
Operating income:
  Domestic tissue.........................     $106,920        $ 67,364
  International operations................        6,305           1,972
  Harmon..................................          978           1,439
                                               --------        --------
  Consolidated............................      114,203          70,775
                                               ========        ========
Consolidated net income (loss)............     $ 26,940        $(28,266)
                                               ========        ========
Operating income as a percent of net sales         29.6%           19.3%

     Net Sales. Consolidated net sales increased 5.0% to $386 million in the first quarter of 1996 compared to $367 million in the first quarter of 1995. Domestic tissue net sales increased 10.5% in the first quarter of 1996 compared to the first quarter of 1995 due to a 17.6% increase in net selling prices offset by a 6.0% decrease in sales volume. Although consumer volume increased significantly during the first quarter of 1996, units sold to commercial customers decreased from the first quarter of 1995 when volume may have been affected by inventory buildups by the Company's distributors in anticipation of the implementation of the Company and industry announced price increases. Net selling prices increased significantly in both the commercial and consumer markets for the first quarter of 1996 compared to the first quarter of 1995 in response to rising raw material costs in late 1994 and early 1995. Accordingly, the Company implemented price increases in both markets in 1995. From the fourth quarter of 1995 through the first quarter of 1996, overall domestic net selling prices declined slightly. In the first quarter, modest price discounting occurred in the marketplace. Also, in March and April 1996, certain of the Company's competitors announced price decreases as a result of lower fiber costs.

     Net sales of the Company's international operations increased 21.1% in the first quarter of 1996 compared to the first quarter of 1995 due to a significant increase in net selling prices and a higher volume of converted products, while parent roll volume was reduced. The 54.3% decrease in net sales of the Company's wastepaper brokerage subsidiary, Harmon Assoc., Corp. ("Harmon"), principally reflects lower wastepaper selling prices.

     Gross Income. For the first quarter of 1996, consolidated gross income increased 48.1% to $147 million from $100 million for the first quarter of 1995 due to higher net selling prices and lower raw material costs, partially offset by lower sales volume. Consolidated gross margins increased to 38.2% for the first quarter of 1996 from 27.1% for the first quarter of 1995. Domestic tissue gross margins increased for the first quarter of 1996 compared to the first quarter of 1995 primarily due to higher net selling prices and lower wastepaper costs. Wastepaper prices began to decline in the third quarter of 1995, declined sharply in the fourth quarter of 1995 and continued to decline moderately in the first quarter of 1996. The direction of wastepaper price trends in succeeding quarters is uncertain due to general economic factors, virgin market pulp price trends and changes in demand for wastepaper arising from export markets and scheduled start-ups of deinked market pulp mills.

     Gross margins of international operations increased in the first quarter of 1996 compared to the first quarter of 1995 due to higher net selling prices and lower wastepaper costs. Consolidated gross margins were positively affected for the first quarter of 1996 compared to the first quarter of 1995 because net sales of Harmon (which typically has very low margins compared to either domestic or international tissue operations) were a smaller proportion of total net sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, as a percent of net sales, increased to 8.6% for the first quarter of 1996 compared to 7.8% in 1995 principally due to the impact of the Company's strong earnings performance on employee compensation plans and higher selling expenses resulting from increased sales in the Company's consumer market segment.

     Operating Income. Operating income increased 61.4% to $114 million in the first quarter of 1996 compared to $71 million in the first quarter of 1995. Operating income as a percent of net sales increased to 29.6% in the first quarter of 1996 compared to 19.3% in the first quarter of 1995.
Domestic tissue operating income as a percent of net sales increased to 32.9% in the first quarter of 1996 from 22.9% in the first quarter of 1995 due to higher net selling prices and lower wastepaper costs. International operating income as a percent of sales rose significantly in the first quarter of 1996 compared to the first quarter of 1995 also due to higher net selling prices and lower wastepaper costs. In addition, consolidated operating income increased as a percent of net sales because net sales of Harmon (which typically has very low operating income margins compared to either domestic or international tissue operations) were a smaller proportion of total net sales.

     Extraordinary Loss. The Company's net loss in the first quarter of 1995 was increased by an extraordinary loss of $19 million (net of income taxes of $12 million) from debt repurchases.

     Net Income (Loss). For the first quarter of 1996, net income was $27 million compared to a net loss of $28 million for the first quarter of 1995.

FINANCIAL CONDITION

     For the first three months of 1996, cash decreased $352,000. Capital additions of $9 million and debt repayments of $26 million were funded principally by borrowings of $22 million and $12 million of cash from operations provided by strong operating results, partially offset by seasonal working capital requirements.

     During the first three months of 1996, receivables decreased $14 million due to seasonally lower domestic tissue sales in the first quarter of 1996 compared to the fourth quarter of 1995. Inventories decreased by $5 million due to lower raw material costs partially offset by higher quantities in anticipation of seasonal sales requirements. Accounts payable decreased
$9 million due to falling wastepaper costs. The liability for interest payable decreased $41 million due to semi-annual interest payments made in February and March 1996. Other current liabilities declined $26 million resulting from the payment of obligations due on an annual basis, including employee bonuses and customer incentive payments. As a result of all these changes, net working capital increased to $1 million at March 31, 1996 from a deficit of $35 million at December 31, 1995.

     The 1995 Revolving Credit Facility of the Company's 1995 Bank Credit Agreement, which may be used for general corporate purposes, has a final maturity of March 16, 2002. At March 31, 1996, the Company had $203 million in available capacity under the 1995 Revolving Credit Facility.

     The Company has filed a registration statement with the Securities and Exchange Commission in connection with a proposed offering of 10 million shares of its common stock. If the offering is completed, the Company intends to use the net proceeds to prepay a portion of the outstanding indebtedness under the 1995 Bank Credit Agreement.

                          PART II.  OTHER INFORMATION


1.  LEGAL PROCEEDINGS

    None

2.  CHANGES IN SECURITIES

    None

3.  DEFAULTS UPON SENIOR SECURITIES

    None

4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


5.  OTHER INFORMATION

    None

6.  EXHIBITS AND REPORTS ON FORM 8-K

    a)     Exhibits:

           Exhibit No.                      Description

              10 Form of Amendment No. 2 to Supplemental Retirement Agreements for certain directors and officers.

              27 Financial Data Schedule for the three months ended March 31, 1996.

              99 News release containing financial results for the quarter ended March 31, 1996.

    b) No reports on Form 8-K were filed by the Company for the quarter for which this report is filed.

                            FORT HOWARD CORPORATION

                                  SIGNATURES



     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    FORT HOWARD CORPORATION

                                    Registrant



April 23, 1996                      /s/ Kathleen J. Hempel
                                   ---------------------------------------
                                   Kathleen J. Hempel, Vice Chairman and
                                   Chief Financial Officer and Principal
                                   Accounting Officer




April 23, 1996                       /s/ James W. Nellen II
                                    --------------------------------------
                                    James W. Nellen II, Vice President
                                    and Secretary

                            INDEX TO EXHIBITS



           Exhibit No.                      Description

              10 Form of Amendment No. 2 to Supplemental Retirement Agreements for certain directors and officers.

              27 Financial Data Schedule for the three months ended March 31, 1996.

              99 News release containing financial results for the quarter ended March 31, 1996.