Form 10-Q
period 1996-06-30
FORT HOWARD CORP
filed 1996-07-24
CIK 38195

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC   20549

                                 FORM 10-Q

(Mark One)
 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the quarterly period ended        JUNE 30, 1996         OR


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

                     Yes    [ X ]         No    [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                           Outstanding at July 15, 1996
           -----                           ----------------------------
Common Stock, par value $.01                        73,967,097
  per share







                        PART I.  FINANCIAL INFORMATION

                            FORT HOWARD CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                   ------------------       ----------------
                                    1996        1995        1996        1995
                                    ----        ----        ----        ----
                                      (In thousands, except per share data)

Net sales.......................  $402,397   $412,110     $788,144   $779,486
Cost of sales...................   243,487    297,644      481,856    565,500
                                  --------   --------     --------   --------
Gross income....................   158,910    114,466      306,288    213,986
Selling, general and
  administrative................    34,211     26,375       67,386     55,120
                                  --------   --------     --------   --------
Operating income................   124,699     88,091      238,902    158,866
Interest expense................    66,201     76,311      136,974    163,081
Other expense (income), net.....       475       (713)       1,038       (937)
                                  --------   --------     --------   --------
Income (loss) before taxes......    58,023     12,493      100,890     (3,278)
Income tax expense (credit).....    21,646      4,874       37,573     (1,379)
                                  --------   --------     --------   --------
Net income (loss) before
  extraordinary item............    36,377      7,619       63,317     (1,899)
Extraordinary item -- loss
  on debt repurchases (net
  of income taxes of $2,180 in
  1996 and $11,986 in 1995).....    (3,340)        --       (3,340)   (18,748)
                                  --------   --------     --------   --------
Net income (loss)...............  $ 33,037   $  7,619     $ 59,977   $(20,647)
                                  ========   ========     ========   ========

Net income (loss) per share:
  Net income (loss) before
    extraordinary item..........  $   0.53   $   0.12     $   0.96   $  (0.04)
  Extraordinary item............     (0.05)        --        (0.05)     (0.35)
                                  --------   --------     --------   --------
  Net income (loss).............  $   0.48   $   0.12     $   0.91   $  (0.39)
                                  ========   ========     ========   ========

Average shares outstanding......    68,759     63,338       66,066     52,999
                                  ========   ========     ========   ========


The accompanying notes are an integral part of these condensed consolidated financial statements.




                                      - 2 -
                            FORT HOWARD CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                                   June 30,    December 31,
                                                     1996          1995
                                                   --------    ------------
Assets                                                 (In thousands)
  Current assets:
    Cash and cash equivalents.................   $      732     $      946
    Receivables, less allowances of $3,160 in
      1996 and $2,883 in 1995.................       87,068         97,707
    Inventories...............................      135,623        163,076
    Deferred income taxes.....................       47,000         29,000
    Income taxes receivable...................          700            700
                                                 ----------     ----------
      Total current assets....................      271,123        291,429

  Property, plant and equipment...............    1,993,548      1,971,641
    Less:  Accumulated depreciation...........      754,638        706,394
                                                 ----------     ----------
      Net property, plant and equipment.......    1,238,910      1,265,247

  Other assets................................       84,633         95,761
                                                 ----------     ----------
      Total assets............................   $1,594,666     $1,652,437
                                                 ==========     ==========
Liabilities and Shareholders' Deficit
  Current liabilities:
    Accounts payable..........................   $  103,615     $  112,384
    Interest payable..........................       60,984         64,375
    Income taxes payable......................        2,621          1,339
    Other current liabilities.................       77,121         85,351
    Current portion of long-term debt.........       34,372         62,720
                                                 ----------     ----------
      Total current liabilities...............      278,713        326,169

  Long-term debt..............................    2,598,850      2,903,299
  Deferred and other long-term income taxes...      254,994        225,043
  Other liabilities...........................       35,184         36,355

  Shareholders' deficit:
    Common Stock..............................          740            634
    Additional paid-in capital................    1,100,864        895,652
    Cumulative translation adjustment.........       (2,785)        (2,844)
    Retained deficit..........................   (2,671,894)    (2,731,871)
                                                 ----------     ----------
      Total shareholders' deficit.............   (1,573,075)    (1,838,429)
                                                 ----------     ----------
      Total liabilities and shareholders'
        deficit...............................   $1,594,666     $1,652,437
                                                 ==========     ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    - 3 -

                           FORT HOWARD CORPORATION

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       Six Months Ended
                                                           June 30,
                                                      ------------------
                                                      1996          1995
                                                      ----          ----
                                                        (In thousands)

Cash provided from (used for) operations:
  Net income (loss).............................  $   59,977     $ (20,647)
  Depreciation..................................      50,231        49,020
  Non-cash interest expense.....................       6,645         6,429
  Deferred income tax (credit) expense..........      11,975       (11,774)
  Pre-tax loss on debt repurchases..............       5,519        30,734
  (Increase) decrease in receivables............      10,639       (27,410)
  (Increase) decrease in inventories............      27,453       (33,284)
  Decrease in income taxes receivable...........          --         4,500
  Increase (decrease) in accounts payable.......      (8,769)       19,605
  Decrease in interest payable..................      (3,391)      (21,440)
  Increase (decrease) in income taxes payable...       1,282          (180)
  All other, net................................      (8,891)      (21,044)
                                                  ----------     ---------
    Net cash provided from (used for)
      operations................................     152,670       (25,491)

Cash used for investment activity:
  Additions to property, plant and equipment....     (24,384)      (23,119)

Cash provided from (used for) financing
  activities:
  Proceeds from long-term borrowings............         192     1,428,800
  Repayment of long-term borrowings.............    (332,529)   (1,616,001)
  Debt issuance costs...........................      (1,481)      (48,421)
  Issuance of Common Stock, net of
    offering costs..............................     205,318       284,104
                                                  ----------     ---------
    Net cash provided from (used for)financing      (128,500)       48,482
        activities                                ----------     ---------
Decrease in cash...............................         (214)         (128)

Cash at beginning of period.....................         946           422
                                                  ----------     ---------

  Cash at end of period.........................  $      732     $     294
                                                  ==========     =========

Supplemental Cash Flow Disclosures:
  Interest paid.................................  $  133,678     $ 178,529
  Income taxes paid (refunded) - net............      22,096        (6,005)


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      - 4 -
                           FORT HOWARD CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements reflect all adjustments (consisting only of normally recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Certain reclassifications have been made to conform prior years' data to the current format. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1995 and the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1996.

2.   EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding during the periods. The weighted average number of shares outstanding for the three and six month periods ended June 30, 1996 was 68,759,446 and 66,065,754, respectively. The average number of shares outstanding for the three and six month periods ended June 30, 1995 was 63,338,210 and 52,999,385, respectively. The assumed exercise of all outstanding stock options has been excluded from the computation of earnings
(loss) per share for the three and six month periods ended June 30, 1996 and 1995 because the result was not material or was antidilutive.

3.   INVENTORIES

     Inventories consist of:

                                                June 30,    December 31,
                                                  1996          1995
                                                --------    ------------
                                                    (In thousands)

       Raw materials and supplies.............. $ 63,911      $ 80,134
       Finished and partly-finished products...   71,712        82,942
                                                --------      --------
                                                $135,623      $163,076
                                                ========      ========

4.   COMMON STOCK OFFERING

     On May 15, 1996, the Company issued 10 million shares of Common Stock at $20.25 per share in a public offering (the "Offering"). Proceeds from the Offering, net of underwriting commissions and other related expenses totaling $9 million, were $194 million. On June 4, 1996, an additional 520,000 shares of Common Stock were issued at $20.25 per share upon the exercise of a portion of the underwriters' over-allotment option granted in connection with the Offering, resulting in additional net proceeds of $10 million after deducting underwriting commissions.





                                    - 5 -
5.   LONG-TERM DEBT

     The Company used the net proceeds of its Common Stock Offering of $204 million to prepay a portion of the outstanding indebtedness under the 1995 Bank Credit Agreement.

     At June 30, 1996, the available capacity under the 1995 Revolving Credit Facility under the Company's 1995 Bank Credit Agreement was $274 million.

6.   CONTINGENCIES

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





































                                    - 6 -
                           FORT HOWARD CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Second Quarter and First Six Months of 1996 Compared to 1995

                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                                  ------------------        ----------------
                                   1996        1995         1996        1995
                                   ----        ----         ----        ----
                                       (In thousands, except percentages)
Net sales:
  Domestic tissue............... $345,574    $323,565     $670,482   $617,493
  International operations......   42,545      41,166       86,353     77,353
  Harmon........................   14,278      47,379       31,309     84,640
                                 --------    --------     --------   --------
  Consolidated.................. $402,397    $412,110     $788,144   $779,486
                                 ========    ========     ========   ========
Operating income:
  Domestic tissue............... $116,962    $ 82,111     $223,882   $149,475
  International operations......    6,977       4,387       13,282      6,359
  Harmon........................      760       1,593        1,738      3,032
                                 --------    --------     --------   --------
  Consolidated.................. $124,699    $ 88,091     $238,902   $158,866
                                 ========    ========     ========   ========

Consolidated net income (loss).. $ 33,037    $  7,619     $ 59,977   $(20,647)
                                 ========    ========     ========   ========
Operating income as a percent of
  net sales.....................    31.0%       21.4%        30.3%      20.4%

     Net Sales. Net sales in the Company's domestic tissue operations increased 6.8% and 8.6% for the second quarter and first six months of 1996, respectively, compared to the same periods in 1995. Because of significantly lower selling prices in the Company's wastepaper brokerage subsidiary, consolidated net sales decreased 2.4% for the second quarter of 1996 compared to the second quarter of 1995. For the first six months of 1996 compared to the first six months of 1995, consolidated net sales increased 1.1%.

     For the second quarter of 1996 compared to the second quarter of 1995, domestic tissue sales volume increased 6.1% based on significant growth of the Company's consumer products and a modest decline in commercial products. Overall, domestic tissue net selling prices in the second quarter of 1996 were slightly higher than the second quarter of 1995.

     For the first six months of 1996 compared to the first six months of 1995, domestic tissue net selling prices increased 8.7%, while sales volume was flat. From the first quarter of 1996 to the second quarter of 1996, overall domestic tissue net selling prices decreased 3.1% principally as a result of price decreases announced for the consumer market effective April and June 1996 on certain product lines. In the commercial market net selling prices in the second quarter of 1996 were down slightly from the first quarter of 1996.

                                    - 7 -

     Net sales of the Company's international operations increased 3.3% and 11.6% for the second quarter and first six months of 1996 compared to 1995, respectively, principally due to an increase in net selling prices on flat volume at the Company's U.K. facilities. Net sales of the Company's wastepaper brokerage subsidiary, Harmon Assoc. Corp. ("Harmon"), decreased 69.9% and 63.0% for the second quarter and first six months of 1996 compared to 1995, respectively, due to significantly lower selling prices on slightly lower volume.

     Gross Income. Consolidated gross income increased 39% and 43% for the second quarter and first six months of 1996 compared to 1995, respectively, due to the higher selling prices and lower raw material costs. Consolidated gross margins increased to 39.5% and 38.9% for the second quarter and first six months of 1996 from 27.8% and 27.5% for the second quarter and first six months of 1995, respectively. Domestic tissue gross margins increased for the second quarter and first six months of 1996 compared to the second quarter and first six months of 1995 due to higher selling prices and significantly lower wastepaper prices. Gross margins of international operations increased in both the second quarter and first six months of 1996 compared to 1995. In addition, consolidated gross margins were positively affected for both the second quarter and first six months of 1996 compared to 1995 because net sales by Harmon (which typically has very low margins compared to either domestic or international tissue operations) were a smaller proportion of total net sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, as a percent of net sales, increased to 8.5% for the second quarter and first six months of 1996 compared to 6.4% and 7.1% for the second quarter and first six months of 1995, respectively. The increase was principally due to the impact of the Company's strong earnings performance on employee compensation plans, higher selling expenses resulting from greater consumer product sales and lower net sales by Harmon.

     Operating Income. Operating income increased to $125 million and $239 million for the second quarter and first six months of 1996 from $88 million and $159 million for the second quarter and first six months of 1995, respectively. Operating income as a percent of net sales increased to 31.0% and 30.3% in the second quarter and first six months of 1996 compared to 21.4% and 20.4% in the second quarter and first six months of 1995, respectively. Domestic tissue operating income as a percent of net sales increased to 33.8% and 33.4% in the second quarter and first six months of 1996 from 25.4% and 24.2% in the second quarter and first six months of 1995, respectively. In addition, consolidated operating income increased as a percent of net sales because net sales by Harmon (which typically has very low operating income margins compared to either domestic or international tissue operations) were a smaller proportion of total net sales.

     Extraordinary Loss. The Company's net loss in the second quarter and first six months of 1996 was increased by an extrordinary loss of $3 million (net of income taxes of $2 million) representing the write-offs of deferred loan costs associated with the prepayment of a portion of the outstanding indebtedness under the 1995 Bank Credit Agreement. The Company's net loss in the first six months of 1995 was increased by an extraordinary loss of $19 million (net of income taxes of $12 million) from debt repurchases.




                                    - 8 -
     Net Income (Loss). For the second quarter and first six months of 1996, net income was $33 million and $60 million, respectively, compared to net income of $8 million for the second quarter of 1995 and net loss of $21 million for the first six months of 1995.

FINANCIAL CONDITION

     For the first six months of 1996, cash decreased $214,000. Capital additions of $24 million and debt repayments of $333 million were funded principally by net proceeds of $205 million from the sale of Common Stock and $153 million of cash from operations provided by strong operating results.

     During the first six months of 1996, receivables decreased $11 million due principally to lower net selling prices in the domestic tissue and international operations in the second quarter of 1996 compared to the fourth quarter of 1995. Inventories decreased by $27 million principally due to lower raw material costs. Accounts payable decreased $9 million due to significantly lower wastepaper costs. The liability for interest payable decreased $3 million due to the early payment of interest in connection with the Offering. Other current liabilities declined $8 million resulting from the payment of obligations due on an annual basis, including employee bonuses and profit sharing and customer incentive payments. As a result of all these changes and the prepayment of a portion of the indebtedness due within one year under the 1995 Bank Credit Agreement from the net proceeds of the Offering, the net working capital deficit decreased to $8 million at June 30, 1996 from a deficit of $35 million at December 31, 1995.

     The Company's 1995 Revolving Credit Facility, which may be used for general corporate purposes, has a final maturity of March 16, 2002. At June 30, 1996, the Company had $274 million in available capacity under the 1995 Revolving Credit Facility.




























                                     - 9 -
                          PART II.  OTHER INFORMATION

1.   LEGAL PROCEEDINGS

     In July 1992, the United States Environmental Protection Agency issued a Finding of Violation to the Company concerning the No. 8 boiler at its Green Bay mill. The Finding alleged violation of regulations issued by the U.S. EPA under the Clean Air Act relating to New Source Performance Standards for Fossil Fuel Steam Generators. On February 8, 1996, the Company executed a consent decree whereby the Company, without admitting any wrongdoing, agreed to make certain modifications to its No. 8 boiler which will physically limit the boiler capacity to the level specified in the alleged relevant New Source Performance Standards. The Company also agreed to pay $350,000 to settle this matter. Such amount was paid on June 24, 1996. The physical modifications will not affect the utility of the No. 8 boiler and are expected to be completed by year end.

     As previously reported, the Company responded during the first and second quarters of 1995 to a Civil Investigative Demand issued by the U.S. Department of Justice concerning a civil antitrust investigation into possible agreements in restraint of trade in connection with the sales of commercial sanitary paper products. On May 20, 1996, the Company received a subpoena to provide certain documents to a federal grand jury in Cleveland that is investigating possible antitrust violations in the sale of commercial sanitary paper products. The Company is responding to the subpoena.

2.   CHANGES IN SECURITIES

     None

3.   DEFAULTS UPON SENIOR SECURITIES

     None

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on May 14, 1996. James R. Burke, Kathleen J. Hempel and David I. Margolis were elected to the Company's Board of Directors at the meeting to hold office for three-year terms expiring in 1999. Following are the voting results:

          Nominee          Votes For          Votes Withheld
          -------          ---------          --------------
     James R. Burke        58,768,061            239,449
     Kathleen J. Hempel    58,768,261            239,249
     David I. Margolis     58,768,061            239,449

5.   OTHER INFORMATION

     None









                                      - 10 -
6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits:

         Exhibit No.                     Description

            27         Financial Data Schedule for the six months ended
                       June 30, 1996.

            99 News release containing financial results for the quarter ended June 30, 1996.

     b) The Company filed a Form 8-K on May 22, 1996, reporting under Item 5, the receipt of a subpoena to provide documents in connection with a federal grand jury investigation into possible antitrust violations in the sale of commercial sanitary paper products.











































                                      - 11 -

                            FORT HOWARD CORPORATION

                                  SIGNATURES




Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    FORT HOWARD CORPORATION

                                    Registrant



July 24, 1996                        /s/ Kathleen J. Hempel
                                   ----------------------------------------
                                   Kathleen J. Hempel, Vice Chairman and
                                   Chief Financial Officer and Principal
                                   Accounting Officer




July 24, 1996                        /s/ James W. Nellen II
                                    ---------------------------------------
                                    James W. Nellen II, Vice President
                                    and Secretary


























                                      - 12 -
                              INDEX TO EXHIBITS



Exhibit No.                     Description

    27        Financial Data Schedule for the six months ended
              June 30, 1996

    99 News release containing financial results for the quarter ended June 30, 1996
















































                                      - 13 -