Form 10-Q
period 1996-09-30
FORT HOWARD CORP
filed 1996-10-24
CIK 38195

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC   20549

                                   FORM 10-Q

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      September 30, 1996      OR


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

                     Yes     [X]          No     [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                     Outstanding at October 15, 1996
                -----                     -------------------------------
Voting Common Stock, par value $.01                 73,984,928
  per share







                        PART I.  FINANCIAL INFORMATION

                            FORT HOWARD CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                       Three Months Ended     Nine Months Ended
                                         September 30,           September 30,
                                       ------------------     ------------------
                                         1996       1995       1996        1995
                                         ----       ----       ----        ----
                                         (In thousands, except per share data)
Net sales...........................   $408,163   $426,116  $1,196,307  $1,205,602
Cost of sales.......................    234,007    299,974     715,863     865,474
                                       --------   --------  ----------  ----------
Gross income........................    174,156    126,142     480,444     340,128

Selling, general and administrative.     38,857     30,773     106,243      85,893
                                       --------   --------  ----------  ----------
Operating income ...................    135,299     95,369     374,201     254,235
Interest expense....................     61,867     74,177     198,841     237,258
Other expense (income), net.........      2,545     (1,600)      3,583      (2,537)
                                       --------   --------  ----------  ----------
Income before taxes.................     70,887     22,792     171,777      19,514
Income tax expense..................     27,813      8,292      65,386       6,913
                                       --------   --------  ----------  ----------
Net income before
  extraordinary item................     43,074     14,500     106,391      12,601

Extraordinary item -- loss on
  debt repurchases (net of income
  taxes of $2,180 in 1996 and
  $11,986 in 1995)..................         --         --      (3,340)    (18,748)
                                       --------   --------  ----------  ----------

Net income (loss)...................   $ 43,074   $ 14,500  $  103,051  $   (6,147)
                                       ========   ========  ==========  ==========

Net income (loss) per share:
  Net income before
    extraordinary item..............   $   0.58   $   0.23  $     1.55  $     0.22
  Extraordinary item................         --         --       (0.05)      (0.33)
                                       --------   --------  ----------  ----------
  Net income (loss).................   $   0.58   $   0.23  $     1.50  $    (0.11)
                                       ========   ========  ==========  ==========

Average shares outstanding..........     73,970     63,371      68,720      56,495
                                       ========   ========  ==========  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            FORT HOWARD CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                               September 30,   December 31,
                                                   1996            1995
                                               -------------   ------------
                                                      (In thousands)
Assets
  Current assets:
    Cash and cash equivalents...............    $      693       $      946
    Receivables, less allowances of $3,304
      in 1996 and $2,883 in 1995............        90,157           97,707
    Inventories.............................       136,696          163,076
    Deferred income taxes...................        51,000           29,000
    Income taxes receivable.................           400              700
                                                ----------       ----------
      Total current assets..................       278,946          291,429

  Property, plant and equipment.............     2,009,804        1,971,641
    Less:  Accumulated depreciation.........       778,953          706,394
                                                ----------       ----------
      Net property, plant and equipment.....     1,230,851        1,265,247

  Other assets..............................        77,905           95,761
                                                ----------       ----------
      Total assets..........................    $1,587,702       $1,652,437
                                                ==========       ==========
Liabilities and Shareholders' Deficit
  Current liabilities:
    Accounts payable........................    $  121,179       $  112,384
    Interest payable........................        23,481           64,375
    Income taxes payable....................         6,145            1,339
    Other current liabilities...............        90,530           85,351
    Current portion of long-term debt.......        69,865           62,720
                                                ----------       ----------
      Total current liabilities.............       311,200          326,169

  Long-term debt............................     2,500,695        2,903,299
  Deferred and other long-term income taxes.       270,227          225,043
  Other liabilities.........................        34,970           36,355

  Shareholders' deficit:
    Common Stock............................           740              634
    Additional paid-in capital..............     1,100,884          895,652
    Cumulative translation adjustment.......        (2,194)          (2,844)
    Retained deficit........................    (2,628,820)      (2,731,871)
                                                ----------       ----------
      Total shareholders' deficit...........    (1,529,390)      (1,838,429)
                                                ----------       ----------
      Total liabilities and shareholders'
        deficit.............................    $1,587,702       $1,652,437
                                                ==========       ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           FORT HOWARD CORPORATION

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                         ------------------
                                                         1996          1995
                                                         ----          ----
                                                           (In thousands)
Cash provided from (used for) operations:
  Net income (loss)..............................     $  103,051    $  (6,147)
  Depreciation...................................         75,727       73,751
  Non-cash interest expense......................         10,103        9,634
  Deferred income tax (credit) expense...........         23,228       (3,967)
  Pre-tax loss on debt repurchases...............          5,520       30,734
  Decrease in receivables........................          7,550       17,972
  (Increase) decrease in inventories.............         26,380      (41,820)
  Decrease in income taxes receivable............            300        4,500
  Increase in accounts payable...................          8,795       26,623
  Decrease in interest payable...................        (40,894)     (58,538)
  Increase in income taxes payable...............          4,806          429
  All other, net.................................          7,435      (12,228)
                                                      ----------    ---------
    Net cash provided from operations............        232,001       40,943

Cash used for investment activity:
  Additions to property, plant and equipment.....        (40,876)     (32,150)

Cash provided from (used for) financing activities:
  Proceeds from long-term borrowings.............             --    1,438,900
  Repayment of long-term borrowings..............       (395,227)  (1,682,623)
  Debt issuance costs............................         (1,489)     (49,155)
  Issuance of Common Stock, net of offering
    costs........................................        205,338      284,104
                                                      ----------    ---------
    Net cash used for financing activities.......       (191,378)      (8,774)
                                                      ----------    ---------
Increase (decrease) in cash......................           (253)          19

Cash at beginning of period......................            946          422
                                                      ----------    ---------

  Cash at end of period..........................     $      693    $     441
                                                      ==========    =========

Supplemental Cash Flow Disclosures:
  Interest paid..................................     $  229,561    $ 286,439
  Income taxes paid (refunded) - net.............         35,052       (5,705)

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           FORT HOWARD CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements reflect all adjustments (consisting only of normally recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Certain reclassifications have been made to conform prior years' data to the current format. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for 1995 and the Company's quarterly reports on Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996.

2.   EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding during the periods. The weighted average number of common shares outstanding for the three and nine month periods ended September 30, 1996 were 73,969,946 and 68,719,716, respectively. The weighted average number of common shares outstanding for the three and nine month periods ended September 30, 1995 were 63,370,794 and 56,494,512, respectively. The assumed exercise of all outstanding stock options has been excluded from the computation of earnings (loss) per share for the three and nine month periods ended September 30, 1996 and 1995 because the result was not material or was antidilutive.

3.   INVENTORIES

 Inventories consist of:

                                                September 30,  December 31,
                                                    1996           1995
                                                ------------   ------------
                                                     (In thousands)

       Raw materials and supplies                 $ 67,110      $ 80,134
       Finished and partly-finished products        69,586        82,942
                                                  --------      --------
                                                  $136,696      $163,076
                                                  ========      ========

















                                     - 5 -
4.   COMMON STOCK OFFERING

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

     At September 30, 1996, the available capacity under the 1995 Revolving Credit Facility under the Company's 1995 Bank Credit Agreement was
$297 million.

6.   INCOME TAXES

     In 1992, the Internal Revenue Service (the "IRS") disallowed income tax deductions for the 1988 tax year which were claimed by the Company for fees and expenses, other than interest, related to 1988 debt financing and refinancing transactions. The Company deducted the balance of the disallowed fees and expenses related to the 1988 debt instruments during the tax years 1989 through 1995. In disallowing these deductions, the IRS relied on Internal Revenue Code of 1986, as amended (the "Code"), Section 162(k) (which denies deductions for otherwise deductible amounts paid or incurred in connection with stock redemptions). The Company is contesting the disallowance. In August 1994, the U.S. Tax Court issued its opinion in which it essentially adopted the interpretation of Code Section 162(k) advanced by the IRS and disallowed the deductions claimed by the Company.

     Prior to the entry of a decision in the U.S. Tax Court, Code
Section 162(k) was amended in August 1996 to provide that, retroactive to 1986, such Code Section was not applicable to deductions for amounts properly allocable to indebtedness and amortized over the term of such indebtedness. Accordingly, the Company and the IRS filed a joint motion for reconsideration of the Court's opinion requesting a determination that the Company may deduct all disallowed fees and expenses related to the 1988 debt instruments. On October 22nd the Court granted the joint motion and issued its supplemental opinion that the Company may deduct the fees and expenses previously disallowed. The Company anticipates the Court's final decision on this matter in the fourth quarter of 1996.

     The Company has paid to the IRS tax of approximately $5 million for its 1988 tax year pursuant to the U.S. Tax Court opinion along with $4 million for the interest accrued on such tax. If the opinion of the U.S. Tax Court, which the Company had been planning to appeal, was ultimately sustained, the potential amount of additional taxes due on account of such disallowance for the period 1989 through 1995 would be approximately $38 million exclusive of interest, which amount the Company has fully reserved.




                                     - 6 -
7.   CONTINGENCIES

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


















































                                     - 7 -


                           FORT HOWARD CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Third Quarter and First Nine Months of 1996 Compared to 1995

                               Three Months Ended         Nine Months Ended
                                 September 30,              September 30,
                               ------------------         -----------------
                                1996         1995         1996         1995
                                ----         ----         ----         ----
                                   (In thousands, except percentages)
Net sales:
  Domestic tissue............ $346,752     $348,058    $1,017,234  $  965,551
  International operations...   44,825       43,041       131,178     120,394
  Harmon.....................   16,586       35,017        47,895     119,657
                              --------     --------    ----------  ----------
  Consolidated............... $408,163     $426,116    $1,196,307  $1,205,602
                              ========     ========    ==========  ==========
Operating income:
  Domestic tissue............ $127,679     $ 88,982    $  351,561  $  238,457
  International operations...    6,744        4,995        20,026      11,354
  Harmon.....................      876        1,392         2,614       4,424
                              --------     --------    ----------  ----------
  Consolidated............... $135,299     $ 95,369    $  374,201  $  254,235
                              ========     ========    ==========  ==========

Consolidated net income
  (loss)..................... $ 43,074     $ 14,500    $  103,051  $   (6,147)
                              ========     ========    ==========  ==========
Operating income as a
  percent of net sales.......     33.1%        22.4%         31.3%       21.1%

     Net sales. Net sales in the Company's domestic tissue operations increased 5.4% for the first nine months of 1996 compared to the first nine months of 1995. The increase was due to a 2.1% increase in converted products volume and a 3.2% increase in net selling prices for the first nine months of 1996 compared to the first nine months of 1995. Domestic tissue operations' net sales for the third quarter of 1996 decreased 0.4% compared to the third quarter of 1995. The decrease was due to lower net selling prices offset by volume increases. Because of significantly lower selling prices in the Company's wastepaper brokerage subsidiary, consolidated net sales decreased 4.2% for the third quarter of 1996 and 0.8% for the first nine months of 1996 compared to the respective periods in 1995.

     From the second quarter of 1996 to the third quarter of 1996, overall domestic tissue net selling prices decreased 1.5% as a result of price decreases in the consumer market which took effect in April and June 1996 on certain product lines. Commercial pricing was unchanged from the second quarter of 1996 to the third quarter of 1996.

     For the third quarter and first nine months of 1996 compared to the respective periods in 1995, domestic volume was stronger in the consumer market than in the commercial market.


                                     - 8 -

     Net sales of the Company's international operations increased 4.1% and 9.0% for the third quarter and first nine months of 1996 compared to 1995, respectively. For the third quarter of 1996 compared to the third quarter of 1995, the Company's U.K. facilities experienced volume increases partially offset by lower net selling prices. For the first nine months of 1996 compared to 1995, the Company's U.K. facilities experienced both increased volume and increased net selling prices. Net sales of the Company's wastepaper brokerage subsidiary, Harmon Assoc. Corp. ("Harmon"), decreased 52.6% and 60.0% for the third quarter and first nine months of 1996 compared to 1995, respectively, due to significantly lower selling prices on slightly higher volume.

     Gross Income. Consolidated gross income for the third quarter of 1996 increased 38.1% over the third quarter of 1995 due to significantly lower raw material costs and sales volume increases in the consumer business offset by lower consumer selling prices. For the first nine months of 1996 compared to the same period in 1995, consolidated gross income increased 41.3% due to lower raw material costs, selling price increases and increases in consumer volume. Consolidated gross margins increased to 42.7% and 40.2% for the third quarter and first nine months of 1996 from 29.6% and 28.2% for the third quarter and first nine months of 1995, respectively. Domestic tissue gross margins increased for the third quarter and first nine months of 1996 compared to the third quarter and first nine months of 1995 primarily due to significantly lower wastepaper prices. Gross margins of international operations increased in both the third quarter and first nine months of 1996 compared to 1995. In addition, consolidated gross margins were positively affected for both the third quarter and first nine months of 1996 compared to 1995 because net sales by Harmon (which typically has very low margins compared to either domestic or international tissue operations) were a smaller proportion of total net sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, as a percent of net sales, increased to 9.5% and 8.9% for the third quarter and first nine months of 1996, compared to 7.2% and 7.1% for the third quarter and first nine months of 1995, respectively. The increase was principally due to the impact of the Company's strong earnings performance on employee compensation plans, higher selling expenses resulting from greater consumer product sales and lower net sales by Harmon.

     Operating Income. Operating income increased to $135 million and $374 million for the third quarter and first nine months of 1996 from $95 million and $254 million for the third quarter and first nine months of 1995, respectively. Operating income as a percent of net sales increased to 33.1% and 31.3% in the third quarter and first nine months of 1996 compared to 22.4% and 21.1% in the third quarter and first nine months of 1995, respectively. Domestic tissue operating income as a percent of net sales increased to 36.8% and 34.6% in the third quarter and first nine months of 1996 from 25.6% and 24.7% in the third quarter and first nine months of 1995, respectively. In addition, consolidated operating income increased as a percent of net sales because net sales by Harmon (which typically has very low operating income margins compared to either domestic or international tissue operations) were a smaller proportion of total net sales.








                                     - 9 -
     Extraordinary Loss. The Company's net income in the first nine months of 1996 was decreased by an extraordinary loss of $3 million (net of income taxes of $2 million) representing the write-offs of deferred loan costs associated with the prepayment of a portion of the outstanding indebtedness under the 1995 Bank Credit Agreement. The Company's net loss in the first nine months of 1995 was increased by an extraordinary loss of $19 million (net of income taxes of $12 million) from debt repurchases.

     Net Income (Loss). For the third quarter of 1996, net income was $43 million compared to net income of $15 million for the third quarter of 1995. For the first nine months of 1996, net income was $103 million compared to a net loss of $6 million for the first nine months of 1995.

FINANCIAL CONDITION

     For the first nine months of 1996, cash decreased $253,000. Capital additions of $41 million and debt repayments of $395 million were funded principally by net proceeds of $205 million from the sale of Common Stock and $232 million of cash from operations provided by strong operating results.

     During the first nine months of 1996, receivables decreased $7.6 million due principally to lower net selling prices in the domestic tissue and international operations in the third quarter of 1996 compared to the fourth quarter of 1995. Inventories decreased by $26.4 million principally due to lower raw material costs. Accounts payable increased $8.8 million due to higher selling expenses and the timing of payments to vendors. The liability for interest payable decreased $40.9 million due to lower debt balances as a result of the Offering and cash provided from operations and also as a result of the timing of the quarter end relative to semi-annual interest payment dates. Other current liabilities increased $5.2 million primarily resulting from the timing of compensation payments. As a result of all these changes and the prepayment of a portion of the indebtedness due within one year under the 1995 Bank Credit Agreement from the net proceeds of the Offering, net working capital deficit decreased to $32 million at September 30, 1996, from a deficit of $35 million at December 31, 1995.

     In September 1996, the Company's Board of Directors authorized the installation of a new tissue paper machine and associated facilities at one of its U.S. mills. The expansion is planned for completion in 1999 at an estimated cost of $160 million.

     The Company's 1995 Revolving Credit Facility, which may be used for general corporate purposes, has a final maturity of March 16, 2002. At September 30, 1996, the Company had $297 million in available capacity under the 1995 Revolving Credit Facility.















                                    - 10 -

                            PART II.  OTHER INFORMATION

1.   LEGAL PROCEEDINGS

     In July 1992, the United States Environmental Protection Agency issued a Finding of Violation to the Company concerning the No. 8 boiler at its Green Bay mill. The Finding alleged violation of regulations issued by the U.S. EPA under the Clean Air Act relating to New Source Performance Standards for Fossil Fuel Steam Generators. In June of 1996, the Company paid $350,000 and entered into a consent decree to settle this matter without admitting any wrongdoing. During September 1996, the Company completed certain modifications to its No. 8 boiler provided for in the consent decree which do not affect its utility.

     In 1992, the IRS disallowed income tax deductions for the 1988 tax year which were claimed by the Company for fees and expenses, other than interest, related to 1988 debt financing and refinancing transactions. The Company deducted the balance of the disallowed fees and expenses related to the 1988 debt instruments during the tax years 1989 through 1995. In disallowing these deductions, the IRS relied on Code Section 162(k) (which denies deductions for otherwise deductible amounts paid or incurred in connection with stock redemptions). The Company is contesting the disallowance. In August 1994, the U.S. Tax Court issued its opinion in which it essentially adopted the interpretation of Code Section 162(k) advanced by the IRS and disallowed the deductions claimed by the Company.

     Prior to the entry of a decision in the U.S. Tax Court, Code
Section 162(k) was amended in August 1996 to provide that, retroactive to 1986, such Code Section was not applicable to deductions for amounts properly allocable to indebtedness and amortized over the term of such indebtedness. Accordingly, the Company and the IRS filed a joint motion for reconsideration of the Court's opinion requesting a determination that the Company may deduct all disallowed fees and expenses related to the 1988 debt instruments. On October 22nd the Court granted the joint motion and issued its supplemental opinion that the Company may deduct the fees and expenses previously disallowed. The Company anticipates the Court's final decision on this matter in the fourth quarter of 1996.

     The Company has paid to the IRS tax of approximately $5 million for its 1988 tax year pursuant to the U.S. Tax Court opinion along with $4 million for the interest accrued on such tax. If the opinion of the U.S. Tax Court, which the Company had been planning to appeal, was ultimately sustained, the potential amount of additional taxes due on account of such disallowance for the period 1989 through 1995 would be approximately $38 million exclusive of interest, which amount the Company has fully reserved.

     As previously reported, the Company responded during the first and second quarters of 1995 to a Civil Investigative Demand issued by the U.S. Department of Justice concerning a civil antitrust investigation into possible agreements in restraint of trade in connection with the sales of commercial sanitary paper products. On May 20, 1996, the Company received a subpoena to provide certain documents to a federal grand jury in Cleveland that is investigating possible antitrust violations in the sale of commercial sanitary paper products. The Company has responded to the subpoena and is continuing to cooperate in the investigation.




                                    - 11 -
2.   CHANGES IN SECURITIES

     None

3.   DEFAULTS UPON SENIOR SECURITIES

     None

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

5.   OTHER INFORMATION

     None

6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits:

         Exhibit No.                      Description

             3          Amended and Restated By-Laws

            10          Stock Award Agreement dated September 10, 1996

            27 Financial Data Schedule for the nine months ended September 30, 1996.

            99 News release containing financial results for the quarter ended September 30, 1996.

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




                                    FORT HOWARD CORPORATION
                                    Registrant



October 23, 1996                    /s/ Kathleen J. Hempel
                                    ---------------------------------------
                                    Kathleen J. Hempel, Vice Chairman and
                                    Chief Financial Officer and Principal
                                    Accounting Officer




October 23, 1996                    /s/ James W. Nellen II
                                    ---------------------------------------
                                    James W. Nellen II, Vice President
                                    and Secretary




























                                     - 13 -

                       INDEX TO EXHIBITS


         Exhibit No.                      Description

             3          Amended and Restated By-Laws

            10          Stock Award Agreement dated September 10, 1996

            27 Financial Data Schedule for the nine months ended September 30, 1996.

            99 News release containing financial results for the quarter ended September 30, 1996.
















































                                 -14-