Form 10-K
period 1996-12-31
FORT HOWARD CORP
filed 1997-02-04
CIK 38195

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC   20549

                                 FORM 10-K
(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996 OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the transition period from                      to

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

The aggregate market value of Common Stock held by nonaffiliates of the Registrant, based on the closing price reported by the Nasdaq National Market on January 15, 1997, was $1,666,288,665.

As of January 15, 1997, 74,510,652 shares of $.01 par value Common Stock were outstanding.

The sections of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 1997, captioned "Election of Directors," "Committees of the Board of Directors; Meetings and Compensation of Directors," "Ownership of Common Stock by Management," "Principal Stockholders," "Certain Transactions," "Compensation and Nominating Committee Report on Executive Officer Compensation," "Performance Graph" and "Executive Compensation" are incorporated by reference into this Form 10-K at Part III, Items 10, 11, 12 and 13.

                                      PART I

ITEM 1.  BUSINESS

THE COMPANY

     Founded in 1919, Fort Howard is a leading manufacturer, converter and marketer of sanitary tissue products, including specialty dry form products, in the United States and the United Kingdom. Its principal products, which are sold in the commercial (away-from-home) and consumer (at-home) markets, include paper towels, bath tissue, table napkins, wipers and facial tissue manufactured from virtually 100% recycled fibers. The Company believes that it has the leading market share of tissue products in the domestic commercial market of approximately 25% and has focused approximately 60% of its domestic capacity on this segment of the tissue market. In the domestic consumer market, where the Company has an approximate 11% market share, its principal brands include Mardi Gras printed napkins (which hold the leading domestic market position) and paper towels, Soft'n Gentle bath and facial tissue, So-Dri paper towels, and Green Forest, the leading domestic line of environmentally positioned, recycled tissue paper products. Fort Howard also manufactures and distributes its products in the United Kingdom where it currently has the third largest market share primarily in the consumer segment of the market.


DOMESTIC TISSUE OPERATIONS

Products

     Commercial Products. Fort Howard's commercial tissue products include folded and roll towels, bath and facial tissue, bulk and dispenser napkins, disposable wipers, specialty printed merchandise and dispensers. Fort Howard produces and sells its commercial products in all three quality segments:
Premium, Mid-range and Economy. Competition in this market is based upon attaining a competitive level of product attributes at prices which provide a good value to customers. Another competitive factor is the ability to provide reliable and timely service.

     Consumer Products. Fort Howard's consumer product growth strategy has targeted the value brand and private label segments of the market. The Company's value brands such as Mardi Gras, Soft'n Gentle, So-Dri and
Green Forest offer a high level of softness, absorbency and brightness at a substantial price savings versus the premium brands. The appeal of Mardi Gras napkins and paper towels is enhanced by their multi-color prints with changing patterns and special seasonal designs.

     Fort Howard is the leading tissue producer in the growing consumer private label business with an estimated private label market share of approximately 40% in 1996. Many national grocery chains have focused on the development of private label tissue products to support the positioning of the chain with their shoppers as well as to enhance margins. Typically offered on a limited supplier basis, private label products enable the Company to form close relationships with many of the nation's fastest growing, leading grocery chains and mass merchandisers and afford opportunities for sales of Fort Howard's branded products with these same customers.

                                     - 2 -
Marketing

     Commercial Market. Approximately 60% of the Company's products are sold through paper, institutional food and janitorial distributors into the commercial market. These products are produced in a broad range of weights, textures, sizes, colors and package configurations providing Fort Howard with distinct advantages as a full-line manufacturer. The Company also creates and prints logos, commercial messages and artistic designs on paper napkins and place mats for commercial customers and party goods and specialty print merchandisers. The Company sells its commercial products under its own brand names which include Preference Ultra, Preference, Envision and under the Fort Howard name.

     Fort Howard's commercial sales force of salaried representatives combines broad geographical reach and frequency of contact with the Company's major commercial customers, including large distributors, national accounts and club warehouses. Because the commercial sales force is dedicated to the sale of the Company's commercial tissue products, the Company's sales representatives are able to devote substantial time to developing end user demand, an important selling point for the Company's distributors. In addition, the Company's sales force includes a specialized sales team focused on selling wiper products.

     Consumer Market. Approximately 40% of the Company's products are sold through independent brokers to major food store chains and wholesale grocers or directly to mass merchandisers for at-home use. Most consumer products are sold under Company-owned brand names, with over 40% being sold under private labels. Principal brand names of consumer products include Mardi Gras, Soft'n Gentle, So-Dri and Green Forest. Regional sales managers focus on maintaining close relationships with brokers and retailers by emphasizing Fort Howard's historic strengths--functional product attributes at a good value for the consumer and enhanced margins for retailers. The Company's national accounts sales force focuses on mass merchandisers and the drug store market. The private label sales team markets directly to national accounts and through food brokers to their customers. In contrast to tissue producers who emphasize marketing of their consumer products through advertising and promotion to the end consumer, Fort Howard incurs minimal advertising expense. Rather, the Company focuses its marketing efforts for consumer products on trade promotion and incentive programs targeted to grocery and mass merchandising retailers.


INTERNATIONAL TISSUE OPERATIONS

     The Company's international tissue operations principally consist of its tissue business in the United Kingdom, Fort Sterling Limited ("Fort Sterling"). The Company also entered into a joint venture to convert parent rolls into finished products in the People's Republic of China in 1995 which began operations during 1996. The Company also opened direct sales operations in Mexico in 1995. For an analysis of net sales, operating income (loss) and identifiable operating assets in the United States and internationally, see
Note 11 to the audited consolidated financial statements.

Products

     Fort Sterling's primary thrust has been in the larger consumer segment of the United Kingdom tissue market where approximately 85% of its converted


                                     - 3 -
product sales are targeted. In a market where private label represents about one-half of all tissue sales, the Company believes that Fort Sterling maintains a leading share of the consumer private label market. Approximately two-thirds of Fort Sterling's consumer business in 1996 was sold under private labels to large grocers and convenience stores. Fort Sterling's principal brand is its Nouvelle line of tissue paper products. Overall, Fort Sterling's consumer market share was approximately 16% in 1996.

     Fort Sterling has approximately a 6% market share in the commercial segment.

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


CAPITAL EXPENDITURES

     The Company has invested heavily in its manufacturing operations.
Capital expenditures in the Company's tissue business were approximately
$603 million for the five year period ended December 31, 1996, $369 million of which was incurred for capacity expansion projects. In addition, the Company's annual capital spending program includes significant investments for the ongoing modernization of each of its mills. For example, as new deinking technologies and converting equipment are developed, the Company adds such technology and equipment at each mill to maintain its low cost structure.

     The Company announced plans during 1996 for a $160 million expansion project that will add a new tissue paper machine and associated facilities at one of its United States mills. Construction of this capacity expansion will commence in 1997, with an anticipated completion date in 1999.

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


RAW MATERIALS AND ENERGY SOURCES

     The principal raw materials and supplies used to manufacture tissue products are wastepaper (which is processed to reclaim fiber), chemicals, corrugated shipping cases and packaging materials. Fort Howard uses 100% wastepaper for all but a limited number of dry form and specialty products representing approximately 2% of its volume. Currently, Fort Howard recycles over 1.4 million tons of wastepaper annually into tissue products. Wastepaper prices began to rise in late 1994, peaked in the third quarter of 1995 and

                                     - 4 -
fell throughout the remainder of 1995 and the first half of 1996. Prices were stable in the second half of 1996. See "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations." The deinking technology employed by the Company allows it to use a broad range of wastepaper grades, which effectively increases both the number of sources and the quantity of wastepaper available for its manufacturing process.

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

     The Company's major sources of energy for its domestic tissue mills are coal, petroleum coke and, to a lesser extent, natural gas. These fuels are burned to provide steam and electrical power to process wastepaper, operate machinery and dry paper. Coal is received in Green Bay in self-unloading vessels during the Great Lakes shipping season and at the Muskogee and Savannah mills by rail. Petroleum coke is received in Green Bay and Savannah by rail or truck. The Company maintains adequate inventories of these fuels at each of its domestic mills. The Savannah mill can also generate electrical power by burning natural gas or fuel oil in combustion turbines. The primary sources of energy for the Company's United Kingdom tissue facilities are purchased electrical power and natural gas.


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


CUSTOMERS AND BACKLOG

     The Company principally markets its products to customers in the United States and the United Kingdom, and to a lesser extent, Mexico, Canada, the Middle East, Europe and Asia. The business of the Company is not dependent on a single customer.

     The Company's products are manufactured with relatively short production time from basic materials. Products marketed under the Company's trademarks and stock items are sold from inventory. The backlog of customer orders is not significant in relation to sales.



                                     - 5 -
RESEARCH AND DEVELOPMENT

     The Company maintains laboratory facilities with a permanent staff of engineers, scientists and technicians who are responsible for improving existing products, developing new products and processes, product quality, process control and providing technical assistance in adhering to regulatory standards. Continued emphasis is being placed upon designing new products and enhancing existing products, expanding the Company's capability to deink a broader range of wastepaper grades, further automating manufacturing operations and developing improved manufacturing and environmental processes.


PATENTS, LICENSES, TRADEMARKS AND TRADE NAMES

     Although the Company owns or is a licensee of a number of patents, its operations and products are not materially dependent on any patent. The Company relies on trade secret protection for its proprietary deinking technology which is not covered by patent. The Company's domestic tissue products for at-home use are sold under the principal brand names Mardi Gras, Soft'n Gentle, So-Dri and Green Forest. For the Company's domestic commercial tissue business, principal brand names include Envision, Generation II and Preference. Such brand names are trademarks of the Company that are registered or otherwise protected under law. A portion of the Company's tissue products are sold under private labels or brand names owned by customers.


EMPLOYEES

     At December 31, 1996, the Company's worldwide employment was approximately 7,000, of which 6,000 persons were employed in the United States and 1,000 persons were employed in the United Kingdom. There is no union representation at any of the Company's domestic facilities. The Company's employees at its facilities in the United Kingdom are unionized and the union contracts generally require annual renegotiation of employee wage awards. The Company considers its relationship with its employees to be good.


ENVIRONMENTAL MATTERS

     The Company is subject to a wide range of laws in the United States and other countries that focus on the impact of the environment on human health, the limitation and control of emissions and discharges to the air and waters, the quality of ambient air and bodies of water and the handling, use and disposal of specified substances and solid waste at, among other locations, the Company's process waste landfills.

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



                                     - 6 -
     In 1996, the Company made capital expenditures of $3.1 million with respect to pollution abatement and environmental compliance. The Company expects to commit approximately $8.6 million of capital expenditures to maintain compliance with environmental control standards and enhance pollution control at its mills during 1997 and 1998. Because the impact of further environmental regulation cannot be determined with certainty at this time, it is possible that there will be additional capital expenditures during these years, including but not limited to those described below.

     The United States Environmental Protection Agency (the "U.S. EPA") has proposed new air emission and revised wastewater discharge standards for the pulp and paper industry which are commonly known as the "Cluster Rules." Although the U.S. EPA had indicated that the components of the Cluster Rules dealing with wastewater discharges were to be finalized in 1996, this did not occur. If the final rules on wastewater discharges are substantially the same as the proposed rules, the Company estimates that it will incur additional aggregate capital expenditures that are not material.

     On March 8, 1996, U.S. EPA proposed components of the Cluster Rules that address air emissions from deinking paper mills, such as the Company's mills. U.S. EPA has not formally indicated when these emissions standards will be finalized. If the final air emission standards applicable to deinking mills are substantially the same as the proposed standards, the Company believes the cost of complying with such final standards will not be material.

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") imposes liability, without regard to fault or to the legality of the original action, on certain classes of persons (referred to as potentially responsible parties or "PRPs") associated with a release or threat of a release of hazardous substances into the environment. Financial responsibility for the clean-up or other remediation of contaminated property or for natural resource damages can extend to previously owned or used properties, waterways and properties owned by third parties, as well as to properties currently owned and used by the Company even if contamination is attributable entirely to prior owners. The Company is involved in an investigation and potential clean-up of the Lower Fox River and has been named a PRP for alleged natural resource damages to the Fox River, both of which are discussed in "Legal Proceedings" below. Other than the United States Department of Interior, Fish and Wildlife Service ("FWS") assessment of the Fox River described in "Legal Proceedings," the Company is currently named as a PRP at only one CERCLA-related site. The Company believes its liability, if any, at such site is de minimis. However, there can be no certainty that the Company will not be named as a PRP at any other sites in the future or that the costs associated with additional sites would not be material to the Company's financial condition or results of operations.

     The Company has $37 million of accrued liabilities as of December 31, 1996, for estimated or anticipated liabilities, including legal and consulting costs, relating to environmental matters arising from its operations. The Company expects these costs to be expended over an extended number of years. Although the accrued liabilities reflect the Company's current estimate of the cost of these environmental matters, there can be no assurance that the amount accrued will be adequate.


ITEM 2.  PROPERTIES

     Fort Howard produces its domestic tissue products at three mills: its original mill in Green Bay, Wisconsin; its Muskogee, Oklahoma mill constructed

                                     - 7 -
as a greenfield site which commenced papermaking production in 1978; and its greenfield mill near Savannah, Georgia, which commenced production in 1987. Each of these mills is a world-class, fully integrated tissue mill that can deink and process fiber from low cost wastepaper to provide virtually all of the mill's tissue fiber. Each mill is geographically located to minimize distribution costs to its regional markets.

     In Green Bay, Wisconsin, the Company operates nine tissue paper machines, including two world-class 270-inch tissue paper machines completed in 1984 and 1992. In addition, the Green Bay mill contains two dry form machines which commenced operation in 1978 and 1989. Although the Green Bay mill is the Company's original mill, having commenced production in 1920, it is well maintained, includes virtually all of Fort Howard's latest technologies and equipment and is cost competitive with the Company's newer mills. The Company's Muskogee, Oklahoma mill contains a 270-inch tissue paper machine which was added during the first quarter of 1994, and another 270-inch and three 200-inch tissue paper machines which were installed between 1978 and 1985. Fort Howard's greenfield mill located near Savannah, Georgia contains four 270-inch tissue paper machines that commenced production in 1987, 1988, 1989 and 1991.

     Each of the Company's domestic mills also includes a coal-fired cogeneration power plant capable of producing substantially all of the mill's steam and electricity, a modern deinking and pulp processing plant that processes virtually all of the mill's fiber requirements from wastepaper, a chemical plant that produces high volume chemicals used in whitening fibers, high speed converting equipment for cutting, folding, printing and packaging paper into the Company's finished products and related facilities and warehousing. The Muskogee mill also includes a polywrap manufacturing plant that processes approximately one-half of the polywrap required by the Company's domestic mills and the Green Bay mill includes a large machine shop that services all of the Company's domestic mills.

     Fort Sterling currently operates three tissue paper machines and a deinking and wastepaper processing plant at its Ramsbottom paper mill. The Company cuts, folds, prints and packages paper into finished tissue products at its Bolton and Wigan converting facilities. All of Fort Sterling's locations are in Greater Manchester, England.

     Except for certain facilities and equipment constructed or acquired in connection with sale and leaseback transactions pursuant to which the Company continues to possess and operate such facilities and equipment, substantially all of the Company's manufacturing facilities and equipment are owned in fee. The Company's domestic and United Kingdom tissue manufacturing facilities are pledged as collateral under the terms of the Company's debt agreements. See
Note 4 to the audited consolidated financial statements.

     The Green Bay, Muskogee, Savannah, and United Kingdom facilities generally operate tissue paper machines at full capacity seven days per week, except for downtime for routine maintenance. Converting facilities are generally operated on a 24-hour per day, 5-day per week basis or a 7-day per week schedule. Converting capacity could be expanded by adding converting equipment.


ITEM 3.  LEGAL PROCEEDINGS

     In December 1994, the Company was notified by the United States Department of Justice ("U.S. DOJ") of a civil antitrust investigation into

                                     - 8 -
possible agreements in restraint of trade in connection with sales of commercial sanitary paper products. The Company responded during the first and second quarters of 1995 to a Civil Investigative Demand issued by the U.S. DOJ. On May 20, 1996, the Company received a subpoena to provide certain documents to a federal grand jury in Cleveland that is investigating possible antitrust violations in the sale of commercial sanitary paper products. The Company has responded to the subpoena and is continuing to cooperate in the investigation.

     Since 1992, the Company has been participating in an effort sponsored by the Wisconsin Department of Natural Resources ("WDNR") to study the nature and extent of polychlorinated biphenyl ("PCB") and other sediment contamination of the lower Fox River in northeast Wisconsin. The objective of this effort is to identify cost effective primary restoration of certain sediment deposits. On January 30, 1997, the Company and six other companies (the "Seven Companies") entered into an agreement with WDNR and the Wisconsin Department of Justice ("WDOJ") to investigate claims for natural resources damages, including sediment restoration claims, asserted against the Seven Companies relating to releases of PCBs and other hazardous substances to the lower Fox River ("Agreement") and to pursue a negotiated settlement of those claims under federal and state law. The Agreement also provides that the Seven Companies will make available to the State of Wisconsin a total of $10 million, consisting of work and funds, to, among other purposes, initiate demonstration projects to determine the efficacy of sediment restoration approaches and to underwrite a state directed natural resources damage assessment. The parties have agreed to a tolling agreement and to forbear from commencing litigation during the term of the Agreement. Based upon available information, the Company believes there are additional parties who may be responsible for releasing PCBs to the Fox River.

     The United States Department of Interior, Fish and Wildlife Service ("FWS"), a federal natural resource trustee, previously informed each of the Seven Companies that they have been identified as potentially responsible parties for purposes of claims for natural resources damages under CERCLA, commonly known as the "Superfund Act," and the Federal Water Pollution Control Act arising from alleged releases of PCBs to the Fox River and Green Bay system. The FWS alleges that natural resources including endangered species, fish, birds and tribal lands or lands held by the United States in trust for various tribes have been exposed to PCBs that were released from facilities located along the Fox River. The FWS has begun an assessment to determine and quantify the nature and extent of injury to any affected natural resources.
On February 3, 1997, the Seven Companies were notified by FWS of its intent to file suit to recover natural resources damages pursuant to Federal law. Based upon available information, the Company believes that there are additional parties who may be identified as PRPs for alleged natural resource damages.

     The Company has $37 million of accrued liabilities as of December 31, 1996, for estimated or anticipated liabilities, including legal and consulting costs, relating to environmental matters arising from its operations. The Company expects these costs to be expended over an extended number of years. Although the accrued liabilities reflect the Company's current estimate of the cost of these environmental matters, there can be no assurance that the amount accrued will be adequate.

     In 1992, the IRS disallowed income tax deductions for the 1988 tax year which were claimed by the Company for fees and expenses, other than interest, related to 1988 debt financing and refinancing transactions. The Company deducted the balance of the disallowed fees and expenses related to the 1988 debt instruments during the tax years 1989 through 1995. In disallowing these

                                     - 9 -
deductions, the IRS relied on Internal Revenue Code ("Code") Section 162(k) (which denies deductions for otherwise deductible amounts paid or incurred in connection with stock redemptions). The Company contested the disallowance. In August 1994, the United States Tax Court issued its opinion in which it essentially adopted the interpretation of Code Section 162(k) advanced by the IRS and disallowed the deductions claimed by the Company. The decision in this case was not entered while the Company and the IRS completed the administrative settlement of other adjustments that were not tried before the U.S. Tax Court. During that period, Code Section 162(k) was amended in August 1996 to provide that, retroactive to 1986, such Code Section was not applicable to deductions for amounts properly allocable to indebtedness and amortized over the term of such indebtedness.

     On December 30, 1996, the U.S. Tax Court entered its decision allowing the deductions claimed by the Company. As a result of that decision, the Company has reversed in the fourth quarter of 1996 $36 million of income tax expense previously accrued for the tax years 1988 through 1995, thereby reducing its income tax expense by $36 million for 1996. Of the $36 million, a receivable of $10 million, including interest, has been recorded for amounts previously paid with respect to this matter.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders during the fourth quarter of 1996.
























                                     - 10 -
ITEM 4a.  EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table provides certain information about each of the current executive officers of the Company. All executive officers are elected by, and serve at the discretion of, the Board of Directors. None of the executive officers of the Company are related by blood, marriage or adoption to any other executive officer or director of the Company.

                                         Present Principal Occupation or
        Name and Position                Employment; Five-Year Employment
        With the Company         Age     History and other Directorships
        -----------------        ---     --------------------------------
Donald H. DeMeuse ..............  60  Chairman of the Board of Directors
  Chairman of the Board                 since March 1992; Chief Executive
                                        Officer from July 1990 to September
                                        1996; President from July 1990 to
                                        March 1992.  Director of Associated
                                        Bank Green Bay.

Michael T. Riordan .............  46  Chief Executive Officer since October
  President and Chief Executive         1996; President since March 1992;
  Officer                               Chief Operating Officer from March
                                        1992 to September 1996; Vice President
                                        prior to that time.  Director of The
                                        Dial Corporation.

Kathleen J. Hempel .............  46  Vice Chairman and Chief Financial
  Vice Chairman and                     Officer since March 1992; Senior
  Chief Financial Officer               Executive Vice President and Chief
                                        Financial Officer prior to that
                                        time.  Director of Whirlpool
                                        Corporation.

John F. Rowley .................  56  Executive Vice President for more than
  Executive Vice President              five years.

Daniel J. Platkowski ...........  45  Senior Vice President since December
  Senior Vice President                 1996; Vice President prior to that
                                        time.

Timothy G. Reilly ..............  46  Senior Vice President since October
  Senior Vice President                 1996; Vice President prior to that
                                        time.

James W. Nellen II .............  49  Vice President and Secretary for more
  Vice President and Secretary          than five years.


ITEM 4b.  STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

     Except for the historical information contained in this Annual Report on Form 10-K, certain matters discussed herein, including (without limitation) in particular under Part I, Item 1, "Business -- Environmental Matters," Item 3, "Legal Proceedings" and under Part II, Item 7, "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," are forward looking statements that involve risks and uncertainties, including (without limitation) the effect of economic and market conditions, such as demand, industry operating capacity, product pricing and wastepaper supply and pricing, costs related to environmental matters, and the impact of current or

                                     - 11 -
pending legislation and regulation. The forward looking statements and statements based on the Company's beliefs contained in "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" represent the Company's attempt to measure activity in, and to analyze the many factors affecting, the markets for its products and the markets for the raw materials from which its products are made. There can be no assurance that: (i) the Company has correctly measured or identified all of the factors affecting these markets or the extent of their likely impact;
(ii) the publicly available information with respect to these factors on which the Company's analysis is based is complete or accurate or (iii) the Company's analysis is correct.


                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company's Common Stock began trading under the symbol FORT on the Nasdaq National Market on March 10, 1995. Prior to that, there was no market for the Company's Common Stock. The range of high and low trade prices of the Company's Common Stock during each quarter for the two most recent fiscal years is as follows:

                                                Common Stock Trade Prices
                                                -------------------------
                                                High      Low       Close
                                                ----      ---       -----
      Quarter Ended
      -------------

         March 31, 1995....................    $12.875  $12.00    $12.625
         June 30, 1995.....................     15.00    12.00     14.125
         September 30, 1995................     16.25    13.375    15.375
         December 31, 1995.................     23.25    14.375    22.50
         March 31, 1996....................     25.50    19.00     22.50
         June 30, 1996.....................     23.25    19.50     19.875
         September 30, 1996................     26.00    19.25     24.375
         December 31, 1996.................     29.50    23.50     27.6875

     The number of holders of record of the Company's Common Stock at December 31, 1996, was approximately 935.

     The Company anticipates that all its earnings in the near future will be used for the repayment of indebtedness and for the development and expansion of its business and, therefore, does not anticipate paying dividends on its Common Stock in the foreseeable future. The Company's 1995 Bank Credit Agreement and the Company's outstanding debt obligations limit, in each case with certain exceptions, the ability of the Company to pay dividends on its Common Stock. Subject to such restrictions, any determination to pay cash dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time by the Board of Directors.





                                     - 12 -
ITEM 6.  SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

                                                            Year Ended December 31,
                                              -------------------------------------------------
                                               1996       1995       1994       1993       1992
                                               ----       ----       ----       ----       ----
                                              (In millions, except ratios and per share amounts)
STATEMENT OF INCOME DATA:
  Net sales ...............................  $ 1,581    $ 1,621    $ 1,274    $ 1,187    $ 1,151
  Cost of sales ...........................      945      1,139        867        784        726
                                             -------    -------    -------    -------    -------
  Gross income.............................      636        482        407        403        425
  Selling, general, and
    administrative (a).....................      142        122        110         97         97
  Amortization of goodwill (b). ...........       --         --         --         43         57
  Goodwill write-off (b)...................       --         --         --      1,980         --
  Environmental charge (c).................       18         --         20         --         --
                                             -------    -------    -------    -------    -------
  Operating income (loss) (c)..............      476        360        277     (1,717)       271
  Interest expense.........................      259        310        338        342        338
  Other (income) expense, net .............        2         (2)        --         (3)         2
                                             -------    -------    -------    -------    -------
  Income (loss) before taxes (c)...........      215         52        (61)    (2,056)       (69)
  Income taxes (credit) (d)................       44         18        (19)       (16)        --
                                             -------    -------    -------    -------    -------
  Net income (loss) before extraordinary
    items and adjustment for accounting
    change (e).............................      171         34        (42)    (2,040)       (69)
  Extraordinary items - losses on debt
    repurchases (net of income taxes)......       (8)       (19)       (28)       (12)        --
  Adjustment for adoption of SFAS No. 106
    (net of income taxes) (f)..............       --         --         --         --        (11)
                                             -------    -------    -------    -------    -------
  Net income (loss) (g)....................  $   163    $    15    $   (70)   $(2,052)   $   (80)
                                             =======    =======    =======    =======    =======
  Earnings (loss) per share before
    extraordinary items (e)................  $  2.44    $  0.57    $ (1.11)   $(53.54)   $ (1.82)
  Earnings (loss) per share (g)............  $  2.32    $  0.25    $ (1.85)   $(53.85)   $ (2.10)

OTHER DATA:
  EBITDA (h)...............................  $   596    $   459    $   393    $   387    $   410
  EBITDA as a percent of net sales (h).....    37.7%      28.3%      30.8%      32.6%      35.6%
  Depreciation of property, plant
    and equipment .........................  $   102    $    99    $    96    $    88    $    81
  Non-cash interest expense................       14         13         74        101        140
  Capital expenditures.....................       73         47         84        166        233
  Weighted average number of shares
    of Common Stock outstanding
    (in thousands) (g).....................   70,088     58,228     38,103     38,107     38,107

BALANCE SHEET DATA (at end of period):
  Total assets.............................  $ 1,615    $ 1,652    $ 1,681    $ 1,650    $ 3,575
  Working capital (deficit)................      (36)       (35)       (98)       (92)      (124)
  Long-term debt (including current
    portion) and Common Stock with
    put right..............................    2,463      2,966      3,318      3,234      3,104
  Shareholders' deficit....................   (1,455)    (1,838)    (2,148)    (2,081)       (29)







                                     - 13 -
(a) Selling, general and administrative expense in 1993 reflects an $8 million reduction for the reversal of all employee stock compensation expense accrued prior to 1993.

(b) During the third quarter of 1993, the Company wrote off the remaining unamortized balance of its goodwill of $1.98 billion and, accordingly, there is no amortization of goodwill for periods subsequent to September 30, 1993.

(c) During the fourth quarters of 1996 and 1994, the Company recorded environmental charges totaling $18 million and $20 million, respectively. Excluding the effects of the environmental charge, the Company's operating income, and income (loss) before taxes in 1996 would have been $494 million and $233 million, respectively, and in 1994 would have been $297 million and ($41) million, respectively.

(d) During the fourth quarter of 1996, the Company recorded a credit of $36 million to income tax expense reversing income taxes previously accrued for the tax years 1988 through 1995 for previously disallowed income tax deductions for fees and expenses related to 1988 debt financing and refinancing transactions.

(e) Excluding the environmental charges described in (c) above and the income tax credit described in (d) above, net income (loss) before extraordinary items and net income (loss) per share before extraordinary items in 1996 would have been $145 million and $2.07 per share, respectively, and in 1994 would have been ($28) million and ($0.73) per share, respectively.

(f) Reflects the cumulative effect on years prior to 1992 of adopting SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This change in accounting principle, excluding the cumulative effect, decreased operating income for 1992 by $1 million.

(g) The computation of earnings (loss) per share is based on the weighted average number of shares of Common Stock outstanding during the period plus (in periods in which they have a material dilutive effect) the effect of shares of Common Stock contingently issuable upon the exercise of stock options.

(h) EBITDA represents operating income plus depreciation of property, plant and equipment, amortization of goodwill, the goodwill write-off, the 1996 and 1994 environmental charges and the effects of 1993 employee stock compensation (credits). EBITDA is presented here as a measure of the Company's debt service ability. Certain financial and other restrictive covenants in the 1995 Bank Credit Agreement and other instruments governing the Company's indebtedness are based on the Company's EBITDA, subject to certain adjustments.














                                     - 14 -
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
                                                   Year Ended December 31,
                                                ----------------------------
                                                1996        1995        1994
                                                ----        ----        ----
                                             (In millions, except percentages)
Net sales:
  Domestic tissue.........................    $ 1,338     $ 1,320     $ 1,060
  International operations................        177         164         131
  Harmon..................................         66         137          83
                                              -------     -------     -------
  Consolidated............................    $ 1,581     $ 1,621     $ 1,274
                                              =======     =======     =======
Operating income:
  Domestic tissue (a).....................    $   448     $   337     $   264
  International operations ...............         25          18           8
  Harmon .................................          3           5           5
                                              -------     -------     -------
  Consolidated (a)........................    $   476     $   360     $   277
                                              =======     =======     =======
Consolidated net income (loss)............    $   163      $   15     $   (70)
                                              =======     =======     =======
Operating income as a percent of net sales      30.1%       22.2%       21.7%

_____________________

(a) During the fourth quarter of 1996 and 1994, operating income for domestic tissue operations was reduced by environmental charges of $18 million and $20 million, respectively. See Note 10 to the Company's audited consolidated financial statements.


FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

     Net Sales. Net sales in the Company's domestic tissue operations increased 1.4% for 1996 compared to 1995. The increase was due to a 1.4% increase in converted products volume. Domestic sales volume in 1996 was stronger in the consumer market than in the commercial market. Sales volume of unconverted parent rolls decreased in 1996 compared to 1995 as the Company focused on higher profit converted products. Domestic net selling prices were slightly higher in 1996 compared to 1995. However, selling prices declined in 1996 from price levels at the beginning of the year principally as a result of price decreases in the consumer market which took effect in April and June 1996. Net selling prices were stable during the second half of 1996.

     Net sales of the Company's international operations increased 8.2% for 1996 compared to 1995 due to an increase in net selling prices and higher volume of converted products at the Company's United Kingdom facilities.

     Consolidated net sales for 1996 decreased 2.5% compared to 1995 because of significantly lower selling prices in the Company's wastepaper brokerage subsidiary, Harmon Assoc. Corp. ("Harmon"), where sales decreased 52.4% in 1996 compared to 1995.


                                     - 15 -
     Gross Income. For 1996, consolidated gross income increased 32.2% principally due to lower raw material costs and, to a much lesser degree, higher volume and selling prices for both domestic tissue and international operations. Consolidated gross margins increased to 40.3% for 1996 from 29.7% for 1995 as a result of significant raw material cost decreases that began in late 1995 and continued through the first half of 1996. Raw material costs stabilized in the second half of 1996. Wastepaper prices both domestically and in the United Kingdom are expected to remain stable for the first quarter of 1997; however, the direction of wastepaper price trends in succeeding quarters is uncertain due to general economic factors, virgin market pulp price trends and changes in demand for wastepaper by deinked market pulp mills and in export markets that are difficult to estimate.

     Consolidated gross margins were positively affected in 1996 by the decreased proportion of net sales represented by the Company's wastepaper brokerage subsidiary which typically has very low margins compared to domestic tissue operations.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, as a percent of net sales, increased to 9.0% for 1996 compared to 7.5% for 1995. The increase was principally due to the impact of the Company's strong earnings performance on employee compensation plans, higher selling expenses resulting from greater consumer product sales and lower net sales by Harmon.

     Environmental Charge. Based upon currently available information and analysis, the Company recorded an $18 million charge in the fourth quarter of 1996 for estimated or anticipated liabilities, including legal and consulting costs, relating to environmental matters arising from its operations. The Company expects these costs to be incurred over an extended number of years. See "Environmental Matters" and "Legal Proceedings" and Note 10 to the Company's audited consolidated financial statements.

     Operating Income. Operating income increased to $476 million in 1996 compared to $360 million in 1995. Operating income as a percent of net sales increased to 30.1% in 1996 compared to 22.2% in 1995. (Excluding the environmental charge from 1996 results, operating income would have increased to $494 million in 1996 resulting in operating income as a percent of net sales of 31.3%.) Domestic tissue operating income as a percent of net sales increased to 33.5% in 1996 from 25.5% in 1995. The increases are due to significantly lower raw material costs in 1996 and slightly higher net selling prices and volume in both domestic tissue and international operations.

     Income Taxes. The Company's 1996 income tax expense was reduced by $36 million as a result of a fourth quarter 1996 decision by the United States Tax Court allowing the Company to deduct certain fees and expenses related to 1988 debt financing and refinancing transactions which were claimed by the Company for its tax years 1988 through 1995 and which had been previously disallowed by the Internal Revenue Service. See "Legal Proceedings" and
Note 3 to the Company's audited consolidated financial statements.

     Extraordinary Loss. The Company's net income in 1996 was decreased by an extraordinary loss of $8 million (net of income taxes of $5 million) representing the write-off of deferred loan costs associated with the prepayment of a portion of the outstanding indebtedness under the 1995 Bank Credit Agreement.


                                     - 16 -
     Net Income. The Company reported net income of $163 million for 1996 compared to net income of $15 million for 1995.


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

     Net sales of the Company's international operations increased 24.8% for 1995 compared to 1994 due to a significant increase in net selling prices, slightly higher volume of converted products and the benefit from the change in foreign exchange rates, while parent roll volume was reduced. Net sales of the Company's wastepaper brokerage subsidiary, Harmon, increased 63.8% for 1995 due to higher selling prices and slightly higher volume.

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

     Gross margins of international operations increased in 1995 compared to 1994 in spite of significantly higher wastepaper prices due to the benefits


                                     - 17 -
achieved from product rationalization in 1994 and the success of 1995 price increases. Wastepaper price trends in the United Kingdom were similar to those in the United States in 1995.

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

     Extraordinary Loss. The Company's net income in 1995 was decreased by an extraordinary loss of $19 million (net of income taxes of $12 million) representing the redemption premiums and write-offs of deferred loan costs associated with the prepayment or redemption of all the Company's indebtedness outstanding under the 1988 Bank Credit Agreement, 1993 Term Loan, Senior Secured Notes, 14 1/8% Debentures (at par) and 12 5/8% Debentures (at 102.5% of the principal amount thereof).

     Net Income. The Company reported net income of $15 million for 1995 compared to a net loss of $70 million for 1994.


FINANCIAL CONDITION

Year Ended December 31, 1996

     During 1996, cash decreased $187,000. Capital additions of $73 million and debt repayments of $504 million were funded principally by net proceeds of $213 million from the sale of Common Stock and $365 million of cash from operations provided by strong operating results.

     Receivables decreased $35 million during 1996 due principally to lower net selling prices in the domestic tissue and international operations in the fourth quarter of 1996 compared to the fourth quarter of 1995. Inventories decreased by $12 million principally due to decreased raw material costs in the fourth quarter of 1996 compared to the fourth quarter of 1995. Accounts payable increased $19 million principally due to increased liabilities resulting from higher selling expenses due to the growth of the consumer business and the introduction of premium products in the commercial market and


                                     - 18 -
from higher capital spending in the fourth quarter of 1996. Other current liabilities increased $25 million due to higher amounts to be paid under employee compensation plans as a result of strong earnings results and higher current expenses for legal and consulting costs associated with the fourth quarter environmental charge. The liability for interest payable decreased
$4 million due to lower debt balances as a result of the 1996 public stock offering (the "1996 Offering") and cash provided from operations. Principally as a result of all these changes and the prepayment of a portion of the indebtedness due within one year under the 1995 Bank Credit Agreement from the net proceeds of the 1996 Offering and cash from operations, the net working capital deficit was $36 million at December 31, 1996, as compared to a deficit of $35 million at December 31, 1995.

Year Ended December 31, 1995

     During 1995, cash increased $524,000. Capital additions of $47 million, debt repayments of $1,811 million, including the prepayment or repurchase of all of the 1988 Term Loan, the 1988 Revolving Credit Facility, the 1993 Term Loan and the Senior Secured Notes, repayment of the 1995 Receivables Facility and the redemption of all the outstanding 12 5/8% Debentures and 14 1/8% Debentures, were funded principally by cash provided from operations of $157 million (including proceeds of $63 million from the sale of certain domestic tissue receivables), net proceeds of $284 million from the sale of Common Stock and borrowings of $1,418 million (net of $50 million of debt issuance costs) pursuant to the 1995 public stock offering (the "1995 Offering").

     Receivables decreased $25 million during 1995 due principally to the sale of certain domestic tissue receivables of $63 million, which was largely offset by the effects of an increase in net sales and significantly higher net selling prices in all the Company's businesses. Inventories increased by $32 million principally due to an increase in inventory quantities. Parent roll and wastepaper inventories were increased to reflect currently lower priced wastepaper and to maximize the flexibility of existing productive capacity. The liability for interest payable decreased $20 million due to the early payment of interest in connection with the prepayment or redemption of a substantial portion of the Company's indebtedness. Principally as a result of all these changes and the $53 million reduction in the current portion of long-term debt, the net working capital deficit decreased to $35 million at December 31, 1995, from a deficit of $98 million at December 31, 1994.

Liquidity and Capital Resources

     The Company's principal uses of cash generated from operations for the next several years will be interest and principal payments on its indebtedness and capital expenditures.

     On May 15, 1996, the Company issued 10 million shares of Common Stock at $20.25 per share in the 1996 Offering. Proceeds from the 1996 Offering, net of underwriting commissions and other related expenses totaling $9 million, were $194 million. On June 4, 1996, an additional 520,000 shares of Common Stock were issued at $20.25 per share upon the exercise of a portion of the underwriters' over-allotment option granted in connection with the 1996 Offering, resulting in additional new proceeds of $10 million after deducting underwriting commissions. During 1996 the Company issued 419,074 shares of Common Stock at a weighted average price of $15.42 per share as a result of stock option exercises under the Company's employee stock option plans resulting in net proceeds to the Company of $6 million.


                                     - 19 -
     Capital expenditures were $73 million, $47 million and $84 million in 1996, 1995 and 1994, respectively, including an aggregate of $59 million during those periods for capacity expansions. In September 1996, the Company's Board of Directors authorized the installation of a new tissue paper machine and associated facilities at one of its United States mills. The expansion is planned for completion in 1999 at an estimated cost of $160 million. The 1995 Bank Credit Agreement imposes limits for domestic capital expenditures, with certain exceptions, of $75 million per year. The Company is also permitted to spend up to $250 million for domestic expansion projects including, without restriction, an additional tissue paper machine at one of its existing domestic mills. Other domestic expansion projects are restricted unless certain conditions are met. In addition, the Company is permitted to make capital expenditures for international expansion of up to $100 million in the aggregate if certain conditions are met. Under the 1995 Bank Credit Agreement, the Company may carry over to one or more years (thereby increasing the scheduled permitted limit for capital expenditures in respect of such year) the amount by which the scheduled permitted limit for each year (beginning with fiscal year 1995) exceeded the capital expenditures actually made in respect of such prior year. At December 31, 1996, the capital expenditures carryover available to the Company totaled $38 million. The Company does not believe such limitations will impair its plans for capital expenditures. Capital expenditures are projected to approximate $90 to $110 million annually for the next several years, plus the domestic expansion capital spending that is expected to be completed in 1999. The portions of the above capital expenditures which are attributable to environmental matters are described in "Environmental Matters."

     The Company's 1995 Revolving Credit Facility, which may be used for general corporate purposes, has a final maturity of March 16, 2002. At December 31, 1996, the Company had $273 million in available capacity under the 1995 Revolving Credit Facility.

     The Company believes that cash provided from operations, unused borrowing capacity under the 1995 Revolving Credit Facility and access to financing in public and private markets will be sufficient to enable it to fund capital expenditures (including planned capital expenditures for environmental matters) and to meet its debt service requirements for the foreseeable future.

     Refer to Note 3 to the audited consolidated financial statements for a description of certain matters related to income taxes. Also see "Legal Proceedings."

Seasonality

     Historically, a slightly higher amount of the Company's revenues and operating income have been recognized during the second and third quarters. The Company expects to fund seasonal working capital needs from the 1995 Revolving Credit Facility.











                                     - 20 -
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

     In conclusion, management believes that as of December 31, 1996, the Company's internal control systems over financial reporting are adequate and operating effectively in all material respects.

/s/ Michael T. Riordan                       /s/ Kathleen J. Hempel

Michael T. Riordan, President and            Kathleen J. Hempel, Vice Chairman
Chief Executive Officer                      and Chief Financial Officer







                                     - 21 -
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of FORT HOWARD CORPORATION:


     We have audited the accompanying consolidated balance sheets of Fort Howard Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996, and 1995, and the related consolidated statements of income and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fort Howard Corporation and subsidiaries as of December 31, 1996, and 1995, and the consolidated results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

                                          /s/ Arthur Andersen LLP

                                          ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin,
January 31, 1997.






















                                     - 22 -
FORT HOWARD CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)



                                         For the Years Ended December 31,
                                         --------------------------------
                                          1996          1995          1994
                                          ----          ----          ----

Net sales............................ $ 1,580,771   $ 1,620,903   $ 1,274,445
Cost of sales........................     944,257     1,139,378       867,357
                                      -----------   -----------   -----------
Gross income.........................     636,514       481,525       407,088
Selling, general and administrative..     142,143       121,406       110,285
Environmental charge.................      18,000            --        20,000
                                      -----------   -----------   -----------
Operating income.....................     476,371       360,119       276,803
Interest expense.....................     258,948       309,915       337,701
Other (income) expense, net..........       2,923        (1,662)          118
                                      -----------   -----------   -----------
Income (loss) before taxes...........     214,500        51,866       (61,016)
Income taxes (credit)................      43,767        18,401       (18,891)
                                      -----------   -----------   -----------
Income (loss) before extraordinary
  items..............................     170,733        33,465       (42,125)
Extraordinary items--losses on
  debt repurchases (net of income
  taxes of $5,313 in 1996, $11,986
  in 1995 and $14,731 in 1994).......      (8,136)      (18,748)      (28,170)
                                      -----------   -----------   -----------
Net income (loss).................... $   162,597   $    14,717   $   (70,295)
                                      ===========   ===========   ===========

Earnings (loss) per share:
  Net income (loss) before
    extraordinary items.............. $      2.44   $      0.57   $     (1.11)
  Extraordinary items................       (0.12)        (0.32)        (0.74)
                                      -----------   -----------   -----------
  Net income (loss).................. $      2.32   $      0.25   $     (1.85)
                                      ===========   ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.














                                     - 23 -
FORT HOWARD CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)


                                                         December 31,
                                                      -------------------
                                                      1996           1995
                                                      ----           ----

Assets
  Current assets:
    Cash and cash equivalents..................  $       759    $       946
    Receivables, less allowances of $3,343
      in 1996 and $2,883 in 1995...............       63,194         97,707
    Inventories................................      151,248        163,076
    Deferred income taxes......................       60,000         29,000
    Income taxes receivable....................       10,121            700
                                                 -----------    -----------
      Total current assets.....................      285,322        291,429
  Property, plant and equipment................    2,057,446      1,971,641
    Less: Accumulated depreciation.............      809,650        706,394
                                                 -----------    -----------
      Net property, plant and equipment........    1,247,796      1,265,247
  Other assets.................................       82,262         95,761
                                                 -----------    -----------
        Total assets...........................  $ 1,615,380    $ 1,652,437
                                                 ===========    ===========

Liabilities and Shareholders' Deficit
  Current liabilities:
    Accounts payable...........................  $   131,205    $   112,384
    Interest payable...........................       60,443         64,375
    Income taxes payable.......................        7,700          1,339
    Other current liabilities..................      110,357         85,351
    Current portion of long-term debt..........       11,972         62,720
                                                 -----------    -----------
      Total current liabilities................      321,677        326,169
  Long-term debt...............................    2,451,373      2,903,299
  Deferred and other long-term income taxes....      247,464        225,043
  Other liabilities............................       49,703         36,355
  Shareholders' deficit:
    Common Stock...............................          744            634
    Additional paid-in capital.................    1,108,976        895,652
    Cumulative translation adjustment..........        4,717         (2,844)
    Retained deficit...........................   (2,569,274)    (2,731,871)
                                                 -----------    -----------
      Total shareholders' deficit..............   (1,454,837)    (1,838,429)
                                                 -----------    -----------
        Total liabilities and shareholders'
          deficit..............................  $ 1,615,380    $ 1,652,437
                                                 ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.





                                     - 24 -
FORT HOWARD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                              For the Year Ended December 31,
                                              -------------------------------
                                              1996        1995        1994
                                              ----        ----        ----
Cash provided from (used for) operations:
  Net income (loss)....................... $  162,597  $   14,717  $  (70,295)
  Depreciation............................    101,647      98,882      95,727
  Non-cash interest expense...............     13,909      12,925      74,238
  Deferred income taxes (credit)..........     27,402       4,418     (33,832)
  Environmental charge....................     18,000          --      20,000
  Pre-tax loss on debt repurchases........     13,448      30,734      42,901
  Restricted cash.........................    (14,916)         --          --
  (Increase) decrease in receivables......     34,513      25,443     (17,316)
  (Increase) decrease in inventories......     11,828     (32,233)    (12,574)
  (Increase) decrease in income taxes
    receivable............................     (9,421)      4,500       4,300
  Increase (decrease) in accounts payable.     18,821      11,403        (684)
  Increase (decrease) in interest payable.     (3,932)    (19,898)     29,419
  Increase in income taxes payable........      6,361       1,115         102
  All other, net..........................    (14,928)      4,930      (6,799)
                                           ----------  ----------  ----------
      Net cash provided from operations...    365,329     156,936     125,187

Cash used for investment activities:
  Additions to property, plant and
    equipment.............................    (73,436)    (47,296)    (83,559)

Cash provided from (used for)
  financing activities:
  Proceeds from long-term borrowings......         --   1,467,800     750,000
  Repayment of long-term borrowings.......   (504,025) (1,810,966)   (759,202)
  Debt issuance costs.....................     (1,489)    (50,054)    (32,134)
  Issuance (repurchase) of Common
    Stock, net of offering costs..........    213,434     284,104         (97)
                                           ----------  ----------  ----------
      Net cash used for financing
        activities........................   (292,080)   (109,116)    (41,433)
                                           ----------  ----------  ----------
Increase (decrease) in cash...............       (187)        524         195
Cash, beginning of year...................        946         422         227
                                           ----------  ----------  ----------
      Cash, end of year................... $      759  $      946  $      422
                                           ==========  ==========  ==========

Supplemental Cash Flow Disclosures:
  Interest paid........................... $  248,919  $  317,866  $  237,650
  Income taxes paid (refunded), net.......     49,555      (5,728)      2,483


The accompanying notes are an integral part of these consolidated financial statements.






                                     - 25 -
FORT HOWARD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996

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

     At December 31, 1996, the Company had $14,916,000 of cash restricted as collateral under the terms of its 1995 Accounts Receivable Facility. This restricted cash is recorded under "Other Assets" in the consolidated balance sheet.

     (D) INVENTORIES -- Inventories are carried at the lower of cost or market. Cost is principally determined on a first-in, first-out basis, with a lesser portion determined on an average cost by specific lot method. The elements of costs include materials, labor and overhead.

     (E) PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment are being depreciated on a straight-line basis over useful lives of 30 to 50 years for buildings and 2 to 25 years for equipment. In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). The Company's adoption of SFAS No. 121 effective January 1, 1995, had no effect on the 1995 consolidated financial statements.

     Assets under capital leases principally arose in connection with sale and leaseback transactions as described in Note 5 and are stated at the present value of future minimum lease payments. These assets are amortized over the respective periods of the leases which range from 15 to 25 years.

                                     - 26 -
Amortization of assets under capital leases is included in depreciation expense.

     The Company follows the policy of capitalizing interest incurred in conjunction with major capital expenditure projects. The amounts capitalized in 1996, 1995 and 1994 were $1,487,000, $2,096,000 and $4,230,000, respectively.

     (F) REVENUE RECOGNITION -- Sales of the Company's tissue products are recorded upon shipment of the products.

     (G) ENVIRONMENTAL EXPENDITURES -- Environmental expenditures that relate to current operations are expensed or capitalized as appropriate.
Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when material environmental assessments and/or remedial or restoration efforts are probable, and the cost can be reasonably estimated. Recoveries of environmental remediation costs from other potentially responsible parties and recoveries from insurance carriers are not recorded as assets until such time as their receipt is deemed probable and the amounts are reasonably estimable. The Company's accounting policies related to environmental expenditures are in accordance with AICPA Statement of Position 96-1.

     (H) EMPLOYEE BENEFIT PLANS -- A substantial majority of the Company's employees are covered under defined contribution plans. The Company makes annual discretionary contributions under the plans. Participants may also contribute a certain percentage of their wages to the plans. Costs charged to operations for defined contributions plans were approximately $16,307,000, $13,231,000 and $12,716,000 for 1996, 1995 and 1994, respectively.

     Employees retiring prior to February 1, 1990, from the Company's U.S. tissue operations who had met certain eligibility requirements are entitled to postretirement health care benefit coverage (see Note 6). These benefits are subject to deductibles, copayment provisions, a lifetime maximum benefit and other limitations. In addition, employees who retire after January 31, 1990 and meet certain age and years of service requirements may purchase health care benefit coverage from the Company up to age 65. The Company has reserved the right to change or terminate this benefit for active employees at any time. Employees of the Company's U.K. tissue operations are not entitled to Company-provided postretirement benefit coverage.

     (I) INTEREST RATE CAP AGREEMENTS -- The costs of interest rate cap agreements are amortized over the respective lives of the agreements.

     (J) INCOME TAXES -- Deferred income taxes are provided to recognize temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The principal difference relates to depreciation expense. Deferred income tax expense represents the change in the deferred income tax asset and liability balances, excluding the deferred tax benefit related to extraordinary losses.

     (K) EARNINGS (LOSS) PER SHARE -- Earnings (loss) per share has been computed on the basis of the average number of common shares outstanding during the years, after giving retroactive effect to a 6.5-for-one stock split on January 31, 1995. The average number of shares used in the computation was 70,088,196, 58,227,712 and 38,103,215 for 1996, 1995 and 1994, respectively.

                                     - 27 -
The assumed exercise of all outstanding stock options has been excluded from the computation of earnings (loss) per share in 1996, 1995 and 1994 because the result was not material or was antidilutive.

2. BALANCE SHEET INFORMATION

                                                           December 31,
                                                        ------------------
                                                        1996          1995
                                                        ----          ----
                                                          (In thousands)
   Inventories

Raw materials and supplies........................   $   70,595    $   80,134
Finished and partly-finished products.............       80,653        82,942
                                                     ----------    ----------
                                                     $  151,248    $  163,076
                                                     ==========    ==========

   Property, Plant and Equipment

Land..............................................   $   45,736    $   45,523
Buildings.........................................      329,923       326,207
Machinery and equipment...........................    1,637,892     1,586,627
Construction in progress..........................       43,895        13,284
                                                     ----------    ----------
                                                     $2,057,446    $1,971,641
                                                     ==========    ==========

   Capital Lease Assets (Included in Property, Plant and Equipment Totals Above)

Buildings.........................................   $    4,448    $    4,008
Machinery and equipment...........................      187,733       187,007
                                                     ----------    ----------
    Total assets under capital leases.............   $  192,181    $  191,015
                                                     ==========    ==========






















                                     - 28 -
                                                             December 31,
                                                         -------------------
                                                         1996          1995
                                                         ----          ----
                                                            (In thousands)
   Other Assets

Deferred loan costs, net of accumulated amortization..  $ 62,787     $ 89,180
Prepayments and other.................................     4,559        6,581
Restricted cash.......................................    14,916           --
                                                        --------     --------
                                                        $ 82,262     $ 95,761
                                                        ========     ========
   Other Current Liabilities

Salaries and wages....................................  $ 61,657     $ 51,797
Contributions to employee benefit plans...............    16,938       13,226
Taxes other than income taxes.........................     6,769        6,442
Other accrued expenses................................    24,993       13,886
                                                        --------     --------
                                                        $110,357     $ 85,351
                                                        ========     ========

3. INCOME TAXES

                                                   Year Ended December 31,
                                                ----------------------------
                                               1996        1995        1994
                                               ----        ----        ----
                                                       (In thousands)
   Income Tax Provision

Current
  Federal..................................  $  2,632   $   (304)   $  1,800
  State....................................     2,761        768         509
  Foreign..................................     5,659      1,533      (2,099)
                                             --------   --------    --------
      Total current........................    11,052      1,997         210
Deferred
  Federal..................................    27,954     17,227     (18,826)
  State....................................     3,281     (2,739)     (2,793)
  Foreign..................................     1,480      1,916       2,518
                                             --------   --------    --------
      Total deferred.......................    32,715     16,404     (19,101)
                                             --------   --------    --------
                                             $ 43,767   $ 18,401    $(18,891)
                                             ========   ========    ========












                                     - 29 -
                                                   Year Ended December 31,
                                                -----------------------------
                                                1996        1995        1994
                                                ----        ----        ----
                                                       (In thousands)
   Effective Tax Rate Reconciliation

U.S. federal tax rate......................      35.0%       35.0%     (34.0)%
State income taxes, net....................       2.7         2.1       (4.1)
Long-term income taxes and interest........     (17.0)         --        3.3
Permanent differences related to accruals..        --          --        3.3
Other, net.................................      (0.3)       (1.6)       0.5
                                            ---------    --------   --------
Effective tax rate.........................      20.4%       35.5%     (31.0)%
                                            =========    ========   ========

   Income (Loss) Before Income Taxes

Domestic................................... $ 195,284    $ 39,067   $(62,711)
Foreign....................................    19,216      12,799      1,695
                                            ---------    --------   --------
                                            $ 214,500    $ 51,866   $(61,016)
                                            =========    ========   ========

     The net deferred income tax liability at December 31, 1996, includes $252 million related to property, plant and equipment offset by federal and state loss and tax credit carryforwards totaling $30 million and the tax benefit of accruals which do not meet economic performance requirements for income tax purposes totaling $35 million. The Company has not recorded a valuation allowance with respect to any deferred income tax asset.

     In 1992, the Internal Revenue Service (the "IRS") disallowed income tax deductions for the 1988 tax year which were claimed by the Company for fees and expenses, other than interest, related to 1988 debt financing and refinancing transactions. The Company deducted the balance of the disallowed fees and expenses related to the 1988 debt instruments during the tax years 1989 through 1995. In disallowing these deductions, the IRS relied on Code
Section 162(k) (which denies deductions for otherwise deductible amounts paid or incurred in connection with stock redemptions). The Company contested the disallowance. In August 1994, the United States Tax Court issued its opinion in which it essentially adopted the interpretation of Code Section 162(k) advanced by the IRS and disallowed the deductions claimed by the Company. The decision in this case was not entered while the Company and the IRS completed the administrative settlement of other adjustments that were not tried before the United States Tax Court. During that period, Code Section 162(k) was amended in August 1996 to provide that, retroactive to 1986, such Code Section was not applicable to deductions for amounts properly allocable to indebtedness and amortized over the term of such indebtedness.

     On December 30, 1996, the United States Tax Court entered its decision allowing the deductions claimed by the Company. As a result of that decision, the Company has reversed in the fourth quarter of 1996 $36 million of income taxes previously accrued for the tax years 1988 through 1995, thereby reducing its income tax expense by $36 million for 1996. Of the $36 million, a receivable of $10 million, including interest, has been recorded for amounts previously paid with respect to this matter.

     The Company will have approximately $27 million of net operating loss


                                     - 30 -
carryforwards as of December 31, 1996, for federal income tax purposes which expire as follows: $18 million in 2010 and $9 million in 2011.

4. LONG-TERM DEBT

     Long-term debt and capital lease obligations, including amounts payable within one year, are summarized as follows:

                                                             December 31,
                                                           ----------------
                                                           1996        1995
                                                           ----        ----
                                                            (In thousands)
1995 Term Loan A, due in varying semi-annual
  repayments with a final maturity of
  March 16, 2002 (a).................................. $  624,000   $  810,000
1995 Term Loan B, due in varying semi-annual
  repayments with a final maturity of
  December 31, 2002 (b)...............................    119,000      330,000
1995 Revolving Credit Facility, due
  March 16, 2002 (a)..................................     27,300       79,400
Senior Unsecured Notes, 9 1/4%, due March 15, 2001....    450,000      450,000
Senior Unsecured Notes, 8 1/4%, due February 1, 2002..    100,000      100,000
Senior Subordinated Notes, 9%, due February 1, 2006...    618,097      650,000
Subordinated Notes, 10%, due March 15, 2003...........    298,500      300,000
Capital lease obligations, at interest rates
  approximating 10.90%................................    170,606      175,161
Pollution Control Revenue Refunding Bonds, 7.90%,
  due October 1, 2005.................................     42,000       42,000
Debt of foreign subsidiaries, at rates ranging from
  7.25% to 7.84%, due in varying annual installments
  through March 2001..................................     13,842       29,458
                                                       ----------   ----------
                                                        2,463,345    2,966,019
Less: Current portion of long-term debt...............     11,972       62,720
                                                       ----------   ----------
                                                       $2,451,373   $2,903,299
                                                       ==========   ==========
_____________________

(a) Interest on the 1995 Term Loan A and the 1995 Revolving Credit Facility is payable at prime plus 0.75% or, subject to certain limitations, at a reserve adjusted LIBOR rate plus 1.75% subject to downward adjustment if certain financial criteria are met (at a weighted average rate of 7.55% at December 31, 1996).

(b) Interest on the 1995 Term Loan B is payable at prime plus 1.50% or at a reserve adjusted LIBOR rate plus 2.50% (at a weighted average rate of 8.08% at December 31, 1996).

     The Company incurred extraordinary losses of $8 million, $19 million, and $28 million, net of income taxes of $5 million, $12 million and $15 million, in 1996, 1995 and 1994, respectively, representing redemption premiums and write-offs of deferred loan costs associated with refinancing transactions or early repayment of debt in each of those years.

     Among other restrictions, the 1995 Bank Credit Agreement, the debt of foreign subsidiaries and the Company's indentures: (1) restrict payments of dividends, repayments of subordinated debt, purchases of the Company's Common

                                     - 31 -
Stock, additional borrowings and acquisition of property, plant and equipment;
(2) require that certain financial ratios be maintained at prescribed levels;
(3) restrict the ability of the Company to make fundamental changes and to enter into new lines of business, the pledging of the Company's assets and guarantees of indebtedness of others and (4) limit dispositions of assets and investments which might be made by the Company. The Company believes that such limitations should not impair its plans for continued maintenance and modernization of facilities or other operating activities.

     The Company is charged a 0.5% fee with respect to any unused balance available under its $300 million 1995 Revolving Credit Facility, and a 2.00% fee with respect to any letters of credit issued under the 1995 Revolving Credit Facility. At December 31, 1996, $27 million of borrowings reduced available capacity under the 1995 Revolving Credit Facility to $273 million.

     The aggregate annual maturities of long-term debt and capital lease obligations for the five years succeeding December 31, 1996, are as follows:
1997-$11,972,000; 1998-$121,726,000; 1999-$133,724,000; 2000-$150,433,000 and
2001-$637,325,000.

     In September 1995, the Company entered into agreements expiring in July 2000 (the "1995 Receivables Sales Agreements") whereby substantially all the Company's domestic tissue receivables are sold. The Company has retained substantially the same credit risk as if the receivables had not been sold. The Company received $60 million from such initial sales which was applied to the repayment of the 1995 Receivables Facility and may receive up to $25 million of additional proceeds on a revolving basis. The Company retains a residual interest in the receivables sold, thus receivables in the accompanying consolidated balance sheet are only reduced by the net proceeds from the sales which totaled $60 million and $63 million as of December 31, 1996 and 1995, respectively. Under the terms of the 1995 Receivables Sales Agreements, the ongoing costs to the Company from this program are based on LIBOR, plus 0.25% to 0.65%, on the net proceeds received.

     At December 31, 1996, receivables totaling $57 million, inventories totaling $151 million and property, plant and equipment with a net book value of $1,238 million were pledged as collateral or held in trust under the terms of the 1995 Bank Credit Agreement, the 1995 Receivables Sales Agreements, the debt of foreign subsidiaries and under the indentures for sale and leaseback transactions.

   Fair Market Value Disclosures

     The aggregate fair values of the Company's long-term debt and capital lease obligations approximated $2,521 million and $2,975 million at December 31, 1996, and 1995, respectively, compared to aggregate carrying values of $2,463 million and $2,966 million at December 31, 1996 and 1995, respectively. The fair values of the long-term debt and capital lease obligations have been determined principally based on secondary market transactions or trading activity in the securities.

     Obligations under the 1995 Bank Credit Agreement and debt of foreign subsidiaries bear interest at floating rates. The Company's policy is to enter into interest rate cap agreements as a hedge to effectively fix or limit its exposure to floating interest rates to, at a minimum, comply with the terms of its senior secured debt agreements. The Company is a party to LIBOR-based interest rate cap agreements which limit the interest cost to the Company with respect to $500 million of floating rate obligations to 8% plus the Company's borrowing margin until June 1, 1999. At current market rates at

                                     - 32 -
December 31, 1996, the fair value of the Company's interest rate cap agreements is $1 million compared to a carrying value of $8 million. The counterparties to the Company's interest rate cap agreements consist of major financial institutions. While the Company is exposed to credit risk to the extent of nonperformance by these counterparties, management monitors the risk of default by the counterparties and believes that the risk of incurring losses due to nonperformance is remote.

5. SALE AND LEASEBACK TRANSACTIONS

     Certain buildings and machinery and equipment at the Company's tissue mills were sold and leased back from various financial institutions. These leases are treated as capital leases in the accompanying consolidated financial statements. Future minimum lease payments at December 31, 1996, are as follows:

          Year Ending December 31,                       Amount
          ------------------------                       ------
                                                     (In thousands)

          1997...................................      $ 23,648
          1998...................................        23,438
          1999...................................        23,279
          2000...................................        22,765
          2001...................................        22,636
          2002 and thereafter....................       310,440
                                                       --------
          Total payments.........................       426,206
          Less imputed interest at
            rates approximating 10.9%............       255,600
                                                       --------
          Present value of capital
            lease obligations....................      $170,606
                                                       ========

6. EMPLOYEE POSTRETIREMENT BENEFIT PLANS

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














                                     - 33 -
                                                      Year Ended December 31,
                                                      -----------------------
                                                      1996      1995     1994
                                                      ----      ----     ----
                                                          (In thousands)
   Net Periodic Postretirement Benefit Cost

Service cost......................................  $   83   $    82   $1,138
Interest cost.....................................     823       871    1,719
Curtailment gain recognized.......................      --    (3,389)      --
Amortization of prior service cost (benefit)......    (671)     (671)      85
                                                    ------   -------   ------
  Net periodic postretirement benefit cost (gain).  $  235   $(3,107)  $2,942
                                                    ======   =======   ======

                                                             December 31,
                                                           ----------------
                                                           1996        1995
                                                           ----        ----
                                                            (In thousands)
   Unfunded Accumulated Postretirement Benefit Obligation

Accumulated postretirement benefit obligation:
  Retirees............................................   $ 7,906     $ 8,127
  Fully eligible active plan participants.............     1,302       1,305
  Other active plan participants......................     1,733       1,980
                                                         -------     -------
                                                          10,941      11,412
Unrecognized prior service benefit....................     6,713       7,385
Unrecognized actuarial losses.........................        (4)       (435)
                                                         -------     -------
Accrued postretirement benefit cost...................   $17,650     $18,362
                                                         =======     =======

     The medical trend rate assumed in the determination of the accumulated postretirement benefit obligation at December 31, 1996, begins at 9.5% in 1997, decreases 1% per year to 6.5% in 2000 and remains at that level thereafter. Increasing the assumed medical trend rates by one percentage point in each year would have no material effect on the accumulated postretirement benefit obligation as of December 31, 1996, or net periodic postretirement benefit cost.

     The discount rate used in determining the accumulated postretirement benefit obligation was 7.5% compounded annually with respect to the 1996 and 1995 valuations.


7. SHAREHOLDERS' DEFICIT

     The Company is authorized to issue up to 100,000,000 shares of $.01 par value Common Stock. At December 31, 1996, 74,386,222 shares were issued and 74,380,921 shares were outstanding. At December 31, 1995, 63,377,326 shares were issued and 63,370,794 shares were outstanding. The Company is authorized to issue up to 50,000,000 shares of $.01 par value Preferred Stock, none of which were issued or outstanding at December 31, 1996 or December 31, 1995.

     On May 15, 1996, the Company issued 10 million shares of Common Stock at $20.25 per share (the "1996 Offering"). Proceeds from the 1996 Offering, net


                                     - 34 -
of underwriting commissions and other related expenses totaling $9 million, were $194 million. On June 4, 1996, an additional 520,000 shares of Common Stock were issued at $20.25 per share upon the exercise of a portion of the underwriters' over-allotment option granted in connection with the 1996 Offering, resulting in additional new proceeds of $10 million after deducting underwriting commissions. The proceeds of the sale of Common Stock was used to prepay a portion of its indebtedness under the 1995 Bank Credit Agreement.

     During 1996 the Company issued 419,074 shares of Common Stock at a weighted average price of $15.42 per share as a result of stock option exercises under the Company's employee stock option plans. The net proceeds to the Company of $6 million from these stock option exercises were used to prepay a portion of its indebtedness under the 1995 Bank Credit Agreement.

     In March and April of 1995, the Company issued 25,269,555 shares of Common Stock at $12.00 per share in the 1995 Offering. Proceeds from the 1995 Offering, net of underwriting commissions and other related expenses totaling $19 million, were $284 million. The 1995 Offering was part of a recapitalization plan implemented by the Company to prepay or redeem a substantial portion of its indebtedness in order to reduce the level and overall cost of its debt, extend certain debt maturities, increase shareholders' equity and enhance its access to capital markets.

   Changes in Shareholders' Deficit Accounts

                                          Additional   Cumulative
                                 Common    Paid-in    Translation    Retained
                                 Stock     Capital     Adjustment    Deficit
                                 ------   ----------  -----------    --------
                                                (In millions)

Balance, December 31, 1993.....   $0.4     $  600.1     $(5.1)      $(2,676.3)
Net loss.......................     --           --        --           (70.3)
Foreign currency translation
  adjustment...................     --           --       2.8              --
                                  ----     --------     -----       ---------
Balance, December 31, 1994.....    0.4        600.1      (2.3)       (2,746.6)
Net income.....................     --           --        --            14.7
Common Stock offering..........    0.2        283.9        --              --
Reclass of Common Stock with
  put right....................    0.0         11.7        --              --
Foreign currency translation
  adjustment...................     --           --      (0.5)             --
                                  ----     --------     -----       ---------
Balance, December 31, 1995.....    0.6        895.7      (2.8)       (2,731.9)

Net income.....................     --           --        --           162.6
Common Stock offering..........    0.1        203.6        --              --
Exercise of stock options......    0.0          6.4        --              --
Tax benefits from exercise
  of stock options.............     --          1.9        --              --
Other transactions.............    0.0          1.4        --              --
Foreign currency translation
  adjustment...................     --           --       7.5              --
                                  ----     --------     -----       ---------

Balance, December 31, 1996....... $0.7     $1,109.0     $ 4.7       $(2,569.3)
                                  ====     ========     =====       =========

                                     - 35 -
8. STOCK OPTIONS

     The Company has two stock option plans, the 1995 Stock Incentive Plan under which a total of 3,359,662 shares of Common Stock are reserved for awards to officers and key employees as stock options, stock appreciation rights, restricted stock, performance shares, stock equivalents and dividend equivalents and the 1995 Stock Plan for Non-Employee Directors under which a total of 80,000 shares of Common Stock are reserved for grant to non-employee directors, of which 2,854 shares have been granted at December 31, 1996. In addition, stock options to purchase 3,317,834 shares were granted and remain outstanding at December 31, 1996, under predecessor stock plans. The Company accounts for these plans using the intrinsic value based method pursuant to APB Opinion No. 25 and Statement of Financial Accounting Standards No. 123 ("SFAS No. 123") under which compensation expense of $52,000 was recognized in 1996 and no compensation expense was recognized in 1995 and 1994. Had compensation cost for these plans been determined pursuant to the fair value method under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

                                      1996                      1995
                             -----------------------   -----------------------
                             As Reported   Pro Forma   As Reported   Pro Forma
                             -----------   ---------   -----------   ---------
Net Income.................    $ 162,597   $ 161,260     $  14,717   $  14,127

Earnings Per Share.........    $    2.32   $    2.30     $    0.25   $    0.24

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, and additional awards in future years are anticipated, the effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

     The fair value of the 1995 and 1996 option grants used to compute the pro forma amounts above was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions used for grants in 1996 and 1995 respectively: risk free interest rates of 6.07% and 5.51%; expected lives of 5 years and 5 years; and expected volatility of 19.26% and 24.32%. The dividend yield was assumed to be zero since the Company does not anticipate paying dividends in the near term.

     All options issued or to be issued subject to the 1995 Stock Incentive Plan will expire not later than ten years after the date on which they are granted. The vesting schedule and exercisability of stock options under the 1995 Stock Incentive Plan will be determined by the Compensation and Nominating Committee of the Board of Directors. Pursuant to the 1995 Stock Incentive Plan, 12,000 shares were granted as a Restricted Stock Award and 8,000 shares were granted as a Stock Equivalent Award in September 1996. In December 1996, stock options to purchase 750,000 shares were also granted pursuant to the 1995 Stock Incentive Plan.










- 36 -
   Changes in Stock Options Outstanding

                                                              Weighted Average
                                                                  Exercise
                                                  Number Of         Price
                                                   Options       Per Option
                                                  ---------   ----------------
Balance, December 31, 1993.....................   3,825,646        $16.22
  Options Cancelled............................     (82,888)       $16.06
                                                  ---------        ------
Balance, December 31, 1994.....................   3,742,758        $16.22
  Options Granted..............................     743,000        $19.75
  Options Cancelled............................      (2,600)       $18.46
                                                  ---------        ------
Balance, December 31, 1995.....................   4,483,158        $16.81
  Options Granted..............................     750,000        $27.75
  Options Exercised............................    (419,074)       $15.42
  Options Cancelled............................     (29,750)       $19.61
                                                  ---------        ------
Balance, December 31, 1996.....................   4,784,334        $18.63
                                                  =========        ======
Exercisable at December 31, 1996...............   3,557,134        $16.55
                                                  =========        ======
Shares available for future grant at
  December 31, 1996............................   1,873,162
                                                  =========

     3,317,834 of the 4,784,334 options outstanding at December 31, 1996 have exercise prices of $15.38 or $18.46 with a weighted average exercise price of $16.32 and a weighted average remaining contractual life of 2.6 years. All of these options are exercisable. The remaining 1,466,500 options have exercise prices of $19.75 or $27.75 with a weighted average exercise price of $23.84 and a weighted average remaining contractual life of 9.5 years. 239,300 of these options are exercisable; their weighted average exercise price is $19.75.

9. RELATED PARTY TRANSACTIONS

     At December 31, 1996, Morgan Stanley Group Inc. ("Morgan Stanley Group") and certain of its affiliates controlled 26% of the Company's Common Stock.

     Morgan Stanley & Co. Incorporated ("MS&Co") has served as lead underwriter with respect to the 1996 Offering, the 1995 Offering and periodic public debt offerings and has received underwriting fees of $3 million in 1996, $7 million in 1995 and $20 million in 1994 in connection with such public offerings. MS&Co is also a market maker with respect to the Company's public debt securities. MS&Co also periodically provides financial advisory services for the Company for which it receives customary fees. Pursuant to an agreement terminated effective December 31, 1994, MS&Co provided financial advisory services to the Company for which the Company paid MS&Co $1 million in 1994. The Company is a party to several interest rate cap agreements (see
Note 4) including one such agreement with MS&Co which was purchased in 1994 for $2 million.







                                     - 37 -
10. COMMITMENTS AND CONTINGENCIES

     The Company is subject to a wide range of laws in the United States and other countries that focus on the impact of the environment on human health, the limitation and control of emissions and discharges to the air and waters, the quality of ambient air and bodies of water and the handling, use and disposal of specified substances and solid waste. Financial responsibility for the clean-up or other remediation of contaminated property or for natural resource damages can extend to previously owned or used properties, waterways and properties owned by third parties as well as to prior owners.

     Since 1992, the Company has been participating in an effort sponsored by the Wisconsin Department of Natural Resources ("WDNR") to study the nature and extent of polychlorinated biphenyl ("PCB") and other sediment contamination of the lower Fox River in northeast Wisconsin. The objective of this effort is to identify cost effective primary restoration of certain sediment deposits. On January 30, 1997, the Company and six other companies (the "Seven Companies") entered into an agreement with WDNR and the Wisconsin Department of Justice ("WDOJ") to investigate claims for natural resources damages, including sediment restoration claims, asserted against the Seven Companies relating to releases of PCBs and other hazardous substances to the lower Fox River ("Agreement") and to pursue a negotiated settlement of those claims under federal and state law. The Agreement also provides that the Seven Companies will make available to the State of Wisconsin a total of $10 million, consisting of work and funds, to, among other purposes, initiate demonstration projects to determine the efficacy of sediment restoration approaches and to underwrite a state led natural resources damage assessment. The parties have agreed to toll certain statute of limitations and forbear from commencing litigation during the term of the Agreement. Based upon available information, the Company believes there are additional parties who may be responsible for releasing PCBs to the Fox River.

     The United States Department of Interior, Fish and Wildlife Service ("FWS"), a federal natural resource trustee, previously informed each of the Seven Companies that they have been identified as potentially responsible parties for purposes of claims for natural resources damages under CERCLA, commonly known as the "Superfund Act," and the Federal Water Pollution Control Act arising from alleged releases of PCBs to the Fox River and Green Bay system. The FWS alleges that natural resources including endangered species, fish, birds and tribal lands or lands held by the United States in trust for various tribes have been exposed to PCBs that were released from facilities located along the Fox River. The FWS has begun an assessment to determine and quantify the nature and extent of injury to any affected natural resources.
On February 3, 1997, the Seven Companies were notified by FWS of its intent to file suit to recover natural resources damages pursuant to Federal law. Based upon available information, the Company believes that there are additional parties who may be identified as PRPs for alleged natural resource damages.

    The Company recorded an additional environmental charge of $18 million in the fourth quarter of 1996 reflecting revised estimates of costs for environmental matters related to its operations, including legal and consulting costs. The amounts accrued represent estimated gross undiscounted amounts that are based on both internal and external estimates of restoration as well as assumptions as to participation by other companies. The Company expects these costs to be expended over an extended number of years and as of December 31, 1996, has accrued liabilities for environmental matters of approximately $37 million. The ultimate cost to the Company for environmental



                                     - 38 -
matters cannot be determined with certainty due to the unknown magnitude of the contamination to be addressed, the varying cost of restoration methods that could be employed, the evolving nature of restoration technologies and government regulations and the inability to determine the Company's share of multiparty obligations or the extent to which contributions will be available from other parties. The accrued liabilities reflect the Company's current estimate of the cost of these environmental matters. There can be no assurance that the amount accrued will not increase or decrease. It is reasonably possible that the Company's recorded estimate of these liabilities may change.

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


11. GEOGRAPHIC INFORMATION

                                         United       United
                                         States       Kingdom     Consolidated
                                         ------       -------     ------------
                                                  (In thousands)
  1996
    Net sales........................ $ 1,404,935    $175,836     $ 1,580,771
    Operating income.................     452,165      24,206         476,371
    Identifiable operating assets....   1,446,363     169,017       1,615,380
  1995
    Net sales........................ $ 1,457,136    $163,767     $ 1,620,903
    Operating income.................     342,534      17,585         360,119
    Identifiable operating assets....   1,490,426     162,011       1,652,437
  1994
    Net sales........................ $ 1,143,205    $131,240     $ 1,274,445
    Operating income.................     268,620       8,183         276,803
    Identifiable operating assets....   1,517,992     162,906       1,680,898

     Intercompany sales and charges between geographic areas and export sales are not material.
















                                     - 39 -
12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                First    Second     Third    Fourth    Total
                               Quarter   Quarter   Quarter   Quarter   Year
                               -------   -------   -------   -------   -----
                                    (In millions, except per share data)
  1996
    Net sales................   $  386   $  402    $  408    $  385   $1,581
    Gross income.............      147      159       174       156      636
    Operating income (a).....      114      125       135       102      476
    Net income before
      extraordinary item (a).       27       36        43        65      171
    Extraordinary item-loss
      on debt repurchases....       --       (3)       --        (5)      (8)
    Net income...............       27       33        43        60      163
    Earnings per share:
      Net income before
        extraordinary item (a)  $ 0.43   $ 0.53    $ 0.58    $ 0.87   $ 2.44
      Extraordinary item-loss
        on debt repurchases..       --    (0.05)       --     (0.06)   (0.12)
      Net income per share...   $ 0.43   $ 0.48    $ 0.58    $ 0.81   $ 2.32
    Dividends per share......       --       --        --        --       --
_____________________

(a) During the fourth quarter of 1996, the Company recorded an environmental charge totaling $18 million and a credit of $36 million to income tax expense reversing income taxes previously accrued for the tax years 1988 through 1995 for previously disallowed income tax deductions for fees and expenses related to 1988 debt financing and refinancing transactions. Excluding the effects of the environmental charge and the income tax expense reversal, the Company's operating income, net income before extraordinary item and net income before extraordinary item per share would have been $120 million, $39 million and $0.52, respectively, for the fourth quarter and $494 million, $145 million and $2.07, respectively, for the year 1996.

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



                                     - 40 -
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.
                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

      For information regarding executive officers see Part I, Item 4a.

      For information regarding directors and compliance with Section 16(a) of the Securities and Exchange Act of 1934, see the Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1997, under the captions "Election of Directors" and "Executive Compensation--Section 16(a) Beneficial Ownership Reporting Compliance" which are incorporated by reference herein.


ITEM 11.  EXECUTIVE COMPENSATION

      See the Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1997, under the captions "Committees of the Board of Directors; Meetings and Compensation of Directors," "Compensation and Nominating Committee Report on Executive Officer Compensation," "Performance Graph" and "Executive Compensation" which are incorporated by reference herein.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      See the Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1997, under the captions "Ownership of Common Stock by Management," "Principal Stockholders" and "Executive Compensation--Management Incentive Plan and 1995 Stock Incentive Plan," which are incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      See the Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1997, under the caption "Certain Transactions," which is incorporated by reference herein.


                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.    1.    Financial Statements of Fort Howard Corporation

      Included in Part II, Item 8:

      Report of Independent Public Accountants.

      Consolidated Statements of Income for the years ended December 31, 1996,
        1995 and 1994.

      Consolidated Balance Sheets as of December 31, 1996, and 1995.

                                     - 41 -
      Consolidated Statements of Cash Flows for the years ended December 31,
        1996, 1995 and 1994.

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

      3.2 Amended and Restated By-Laws of the Company. (Incorporated by reference to Exhibit 4.2 as filed with the Company's Form S-8 on February 3, 1997.)

      4.1     Credit Agreement dated as of March 8, 1995, among the
              Company, the lenders named therein, and Bankers' Trust Company, Bank of America National Trust and Savings Association and Chemical Bank as arrangers, and Bankers' Trust Company as administrative agent. (Incorporated by reference to Exhibit 4.0 as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

     +4.1(A)  Amendment No. 1 dated April 8, 1996, to Credit Agreement.

     +4.1(B)  Amendment No. 2 dated October 21, 1996, to Credit Agreement.

      4.2 Form of 9 1/4% Senior Note Indenture dated as of March 15, 1993, between the Company and Norwest Bank Wisconsin, N.A., Trustee. (Incorporated by reference to Exhibit 4.1 as filed with the Company's Amendment No. 2 to Form S-2 on March 4, 1993.)

      4.3 Form of 10% Subordinated Note Indenture dated as of March 15, 1993, between the Company and the United States Trust Company of New York, Trustee. (Incorporated by reference to Exhibit 4.2 as filed with the Company's Amendment No. 2 to Form S-2 on March 4, 1993.)

                                     - 42 -
      4.4 Form of 9% Senior Subordinated Note Indenture dated as of February 1, 1994, between the Company and The Bank of New York, Trustee. (Incorporated by reference to Exhibit 4.2 as filed with the Company's Form S-2 on December 17, 1993.)

      Registrant agrees to provide copies of instruments defining the rights of security holders, including indentures, upon request of the Commission.

    *10.1 Employment Agreement dated October 15, 1993, with the Company's Chairman. (Incorporated by reference to Exhibit 10 as filed with the Company Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.)

   +*10.2 Employment Agreements dated December 13, 1996, with the Company's Chief Executive Officer and Chief Financial Officer.

   +*10.3 Employment Agreements dated December 13, 1996, with certain executive officers of the Company.

    *10.4     Amended and Restated Stockholders Agreement dated as of
              March 1, 1995, among the Company, Morgan Stanley Group,
              MSLEF II, certain institutional investors and the Management Investors which amends and restates the Stockholders Agreement dated as of December 7, 1990, as amended. (Incorporated by reference to Exhibit 10.3(A) as filed with the Company's Annual Report or Form 10-K for the year ended December 31, 1994.)

    *10.5 Management Incentive Plan as amended and restated as of December 19, 1994. (Incorporated by reference to Exhibit No. 10.2 as filed with the Company's Amendment No. 1 to Form S-1 on February 8, 1995.)

   +*10.5(A)  Amendment No. 1 dated April 29, 1996, to Management Incentive
              Plan.

    *10.6 Supplemental Retirement Plan. (Incorporated by reference to Exhibit No. 10.7 as filed with Amendment No. 2 to the Company's Form S-1 on October 25, 1988.)

    *10.6(A) Amendment No. 1 to the Supplemental Retirement Plan. (Incorporated by reference to Exhibit 10.P as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1988.)

    *10.7 Form of Supplemental Retirement Agreement for the Company's Chief Executive Officer as Amended. (Incorporated by reference to Exhibit 10.M as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1988.)

    *10.8 Supplemental Retirement Agreements for certain directors and officers. (Incorporated by reference to Exhibit 10.T as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1989.)

    *10.8(A) Form of Amendment No. 1 to Supplemental Retirement Agreements for certain directors and officers. (Incorporated by reference to Exhibit 10.U as filed with the Company's Form 10-K for the year ended December 31, 1990.)

                                     - 43 -
    *10.8(B) Form of Amendment No. 2 to Supplemental Retirement Agreements for certain directors and officers. (Incorporated by reference to Exhibit 10 as filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.)

    *10.9 Amended and Restated Management Equity Participation Agreement dated as of August 1, 1988. (Incorporated by reference to Exhibit No. 10.9 as filed with the Company's Amendment No. 2 to Form S-1 on October 25, 1988.)

    *10.9(A) Letter Agreement dated June 27, 1990, which modifies Amended and Restated Management Equity Participation Agreement.
              (Incorporated by reference to Exhibit 10.V as filed with the Company's Form 10-K for the year ended December 31, 1990.)

    *10.9(B) Letter Agreement dated July 31, 1990, among the Company and the Principal Management Investors which amends Amended and Restated Management Equity Participation Agreement. (Incorporated by reference to Exhibit 10.W as filed with the Company's Form 10-K for the year ended December 31, 1990.)

    *10.9(C) Letter Agreement dated July 31, 1990, between the Company and the Management Investor Committee which amends Amended and Restated Management Equity Participation Agreement. (Incorporated by reference to Exhibit 10.X as filed with the Company's Form 10-K for the year ended December 31, 1990.)

    *10.9(D) Letter Agreement dated February 7, 1991, between the Company and the Management Investors Committee which amends the Amended and Restated Management Equity Participation Agreement. (Incorporated by reference to Exhibit 10.GG as filed with the Company's Form 10-K for the year ended December 31, 1990.)

    *10.9(E) Form of Letter Agreement dated February 7, 1991, among the Company, the Management Investors Committee and Management Investors which cancels certain stock options, grants new stock options and amends the Amended and Restated Management Equity Participation Agreement. (Incorporated by reference to Exhibit 10.HH as filed with the Company's Form 10-K for the year ended December 31, 1990.)

    *10.9(F)  Letter Agreement dated March 1, 1995, between the
              Company and the Management Investors Committee which amends the Amended and Restated Management Equity Participation Agreement. (Incorporated by reference to Exhibit 10.8(F) as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

    *10.10    Management Equity Plan.  (Incorporated by reference to
              Exhibit 10.H as filed with the Company's Form 10-K for the year ended December 31, 1991.)

    *10.10(A) Amendment dated December 28, 1993, to Management Equity Plan.
              (Incorporated by reference to Exhibit 10.9(A) as filed with the Company's Form 10-K for the year ended December 31, 1993.)





                                     - 44 -
    *10.10(B) Amendment dated March 1, 1995, to the Management Equity Plan.
              (Incorporated by reference to Exhibit 10.9(B) as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

    *10.11 Form of Management Equity Plan Agreement. (Incorporated by reference to Exhibit 10.I as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.12 Participation Agreement dated as of October 20, 1989, among the Company, Philip Morris Credit Corporation, the Loan Participants listed therein, the Connecticut National Bank, Owner Trustee, and Wilmington Trust Company, Indenture Trustee. (Incorporated by reference to Exhibit 10.15 as filed with the Company's Post-Effective Amendment No. 2 to Form S-1 on February 8, 1990.)

     10.13 Facility Lease Agreement dated as of October 20, 1989, between the Connecticut National Bank in its capacity as Owner Trustee, the Lessor and the Company as Lessee. (Incorporated by reference to Exhibit 10.16 as filed with the Company's Post-Effective Amendment No. 2 to Form S-1 on February 8, 1990.)

     10.14 Power Installation Lease Agreement dated as of October 20, 1989, between The Connecticut National Bank, not in its individual capacity but solely as Owner Trustee, and the Company. (Incorporated by reference to Exhibit 10.HH as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.15 Equipment Lease Agreement dated as of October 20, 1989, between The Connecticut National Bank, not in its individual capacity but solely as Owner Trustee, and the Company. (Incorporated by reference to Exhibit 10.II as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.16 Participation Agreement dated as of December 23, 1990, among the Company, Bell Atlantic Tricon Leasing Corporation, Bankers Trust Company, The Connecticut National Bank, Owner Trustee, and Wilmington Trust Company, Indenture Trustee. (Incorporated by reference to Exhibit 10.BB as filed with the Company's Form 10-K for the year ended December 31, 1990.)

     10.17 Amended and Restated Equipment Lease Agreement [1990] dated as of December 19, 1991, between The Connecticut National Bank, not in its individual capacity but solely as Owner Trustee under the Trust Agreement, as Lessor, and the Company, as Lessee. (Incorporated by reference to Exhibit 10.W as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.18 Facility Lease Agreement dated as of December 19, 1991, between The Connecticut National Bank, not in its individual capacity but solely as Owner Trustee, and the Company. (Incorporated by reference to Exhibit 10.EE as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.19 Equipment Lease Agreement [1991] dated as of December 19, 1991, between The Connecticut National Bank, not in its individual capacity but solely as Owner Trustee, and the Company. (Incorporated by reference to Exhibit 10.FF as filed with the Company's Form 10-K for the year ended December 31, 1991.)

                                     - 45 -
     10.20 Power Plant Lease Agreement dated as of December 19, 1991, between The Connecticut National Bank, not in its individual capacity but solely as Owner Trustee, and the Company. (Incorporated by reference to Exhibit 10.GG as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.21 Amended and Restated Participation Agreement dated as of October 21, 1991, among the Company, Bell Atlantic Tricon Leasing Corporation, Bankers Trust Company, The Connecticut National Bank, Owner Trustee, and Wilmington Trust Company, Indenture Trustee and the Form of the First Amendment thereto dated as of December 13, 1991. (Incorporated by reference to Exhibit 4.3 as filed with the Company's Amendment No. 3 to Form S-3 on December 13, 1991.)

    *10.22 Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit No. 10.14 as filed with the Company's Amendment No. 1 to Form S-1 on February 8, 1995.)

    *10.23 1995 Stock Incentive Plan. (Incorporated by reference to Exhibit No. 10.15 as filed with the Company's Amendment No. 1 to Form S-1 on February 8, 1995.)

    *10.23(A) Amendment No. 1 to 1995 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.4 as filed with the Company's Form S-8 on February 3, 1997.)

    *10.24 Form of Nonqualified Stock Option Agreement dated December 6, 1995. (Incorporated by reference to Exhibit 10.22(A) as filed with the Company's Form 10-K for the year ended December 31, 1995.)

    *10.24(A) Stock Award Agreement dated September 10, 1996. (Incorporated by reference to Exhibit 10 as filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

   +*10.24(B) Form of Nonqualified Stock Option Agreement dated December 9,
              1996.

    *10.25 1995 Stock Plan for Non-Employee Directors. (Incorporated by reference to Exhibit No. 10.16 as filed with the Company's Amendment No. 1 to Form S-1 on February 8, 1995.)

   +*10.26 Agreement with Company's Chairman dated December 9, 1996, regarding health insurance benefits.

   +*10.27 Severance Agreement dated December 31, 1996, with a former executive vice president of the Company.

    +12.1     Statement of Deficiency of Earnings Available to Cover Fixed
              Charges.

    +12.2     Statement of Computation of Ratio of Earnings to Fixed Charges.

    +21       Subsidiaries of Fort Howard Corporation.

    +23       Consent of Arthur Andersen LLP (included in Part IV at page 49).



                                     - 46 -
    +24       Powers of Attorney (included as part of signature page).

    +27       Financial Data Schedule for year ended December 31, 1996.
--------------------
*Management contract or compensatory plan or arrangement.
+Filed herewith.

b.    Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended December 31, 1996.

















































                                     - 47 -
                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FORT HOWARD CORPORATION
Green Bay, Wisconsin
February 4, 1997                    By  /s/ Michael T. Riordan
                                      ----------------------------------
                                      Michael T. Riordan
                                      President and Chief Executive Officer

                               POWER OF ATTORNEY

      The undersigned directors and officers of Fort Howard Corporation hereby constitute and appoint Michael T. Riordan, Kathleen J. Hempel and James W. Nellen II and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities on the dates indicated:


/s/ Donald H. DeMeuse            Chairman of the Board       February 4, 1997
Donald H. DeMeuse                and Director

/s/ Michael T. Riordan           President, Chief            February 4, 1997
Michael T. Riordan               Executive Officer
                                 and Director

/s/ Kathleen J. Hempel           Vice Chairman, Chief        February 4, 1997
Kathleen J. Hempel               Financial Officer and
                                 Director

/s/ Donald Patrick Brennan
Donald Patrick Brennan           Director                    February 3, 1997

/s/ James L. Burke
James L. Burke                   Director                    February 3, 1997

/s/ Dudley J. Godfrey
Dudley J. Godfrey                Director                    February 3, 1997

/s/ David I. Margolis
David I. Margolis                Director                    January 30, 1997

/s/ Robert H. Niehaus
Robert H. Niehaus                Director                    January 30, 1997

/s/ Frank V. Sica
Frank V. Sica                    Director                    January 30, 1997

                                     - 48 -
                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Fort Howard Corporation included in this Form 10-K and have issued our report thereon dated January 31, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                        /s/ Arthur Andersen LLP

                                        ARTHUR ANDERSEN LLP




Milwaukee, Wisconsin,
January 31, 1997.



                            _______________________




                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statement Nos. 33-63099, 33-64841, 333-00019 and 333-01975


                                        /s/ Arthur Andersen LLP

                                        ARTHUR ANDERSEN LLP




Milwaukee, Wisconsin,
January 31, 1997.









                                     - 49 -


                                                                 Schedule II



                             FORT HOWARD CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                                  (In thousands)




                                                    For the Years Ended
                                                        December 31,
                                              ------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:              1996        1995         1994
                                              ----        ----         ----

Balance at beginning of year.............    $2,883      $1,589       $2,366
Additions charged to earnings............       540       1,209          (92)
Charges for purpose for which
    reserve was created..................       (80)         85         (685)
                                             ------      ------       ------
Balance at end of year...................    $3,343      $2,883       $1,589
                                             ======      ======       ======
































                                     - 50 -
                             INDEX TO EXHIBITS


Exhibit No.
-----------

      3.1 Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

      3.2 Amended and Restated By-Laws of the Company. (Incorporated by reference to Exhibit 4.2 as filed with the Company's Form S-8 on February 3, 1997.)

      4.1     Credit Agreement dated as of March 8, 1995, among the
              Company, the lenders named therein, and Bankers' Trust Company, Bank of America National Trust and Savings Association and Chemical Bank as arrangers, and Bankers' Trust Company as administrative agent. (Incorporated by reference to Exhibit 4.0 as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

     +4.1(A)  Amendment No. 1 dated April 8, 1996, to Credit Agreement.

     +4.1(B)  Amendment No. 2 dated October 21, 1996, to Credit Agreement.

      4.2 Form of 9 1/4% Senior Note Indenture dated as of March 15, 1993, between the Company and Norwest Bank Wisconsin, N.A., Trustee. (Incorporated by reference to Exhibit 4.1 as filed with the Company's Amendment No. 2 to Form S-2 on March 4, 1993.)

      4.3 Form of 10% Subordinated Note Indenture dated as of March 15, 1993, between the Company and the United States Trust Company of New York, Trustee. (Incorporated by reference to Exhibit 4.2 as filed with the Company's Amendment No. 2 to Form S-2 on March 4, 1993.)

      4.4 Form of 9% Senior Subordinated Note Indenture dated as of February 1, 1994, between the Company and The Bank of New York, Trustee. (Incorporated by reference to Exhibit 4.2 as filed with the Company's Form S-2 on December 17, 1993.)

      Registrant agrees to provide copies of instruments defining the rights of security holders, including indentures, upon request of the Commission.

    *10.1 Employment Agreement dated October 15, 1993, with the Company's Chairman. (Incorporated by reference to Exhibit 10 as filed with the Company Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.)

   +*10.2 Employment Agreements dated December 13, 1996, with the Company's Chief Executive Officer and Chief Financial Officer.

   +*10.3 Employment Agreements dated December 13, 1996, with certain executive officers of the Company.



                                     - 51 -
    *10.4     Amended and Restated Stockholders Agreement dated as of
              March 1, 1995, among the Company, Morgan Stanley Group,
              MSLEF II, certain institutional investors and the Management Investors which amends and restates the Stockholders Agreement dated as of December 7, 1990, as amended. (Incorporated by reference to Exhibit 10.3(A) as filed with the Company's Annual Report or Form 10-K for the year ended December 31, 1994.)

    *10.5 Management Incentive Plan as amended and restated as of December 19, 1994. (Incorporated by reference to Exhibit No. 10.2 as filed with the Company's Amendment No. 1 to Form S-1 on February 8, 1995.)

   +*10.5(A)  Amendment No. 1 dated April 29, 1996, to Management Incentive
              Plan.

    *10.6 Supplemental Retirement Plan. (Incorporated by reference to Exhibit No. 10.7 as filed with Amendment No. 2 to the Company's Form S-1 on October 25, 1988.)

    *10.6(A) Amendment No. 1 to the Supplemental Retirement Plan. (Incorporated by reference to Exhibit 10.P as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1988.)

    *10.7 Form of Supplemental Retirement Agreement for the Company's Chief Executive Officer as Amended. (Incorporated by reference to Exhibit 10.M as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1988.)

    *10.8 Supplemental Retirement Agreements for certain directors and officers. (Incorporated by reference to Exhibit 10.T as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1989.)

    *10.8(A) Form of Amendment No. 1 to Supplemental Retirement Agreements for certain directors and officers. (Incorporated by reference to Exhibit 10.U as filed with the Company's Form 10-K for the year ended December 31, 1990.)

    *10.8(B) Form of Amendment No. 2 to Supplemental Retirement Agreements for certain directors and officers. (Incorporated by reference to Exhibit 10 as filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.)

    *10.9 Amended and Restated Management Equity Participation Agreement dated as of August 1, 1988. (Incorporated by reference to Exhibit No. 10.9 as filed with the Company's Amendment No. 2 to Form S-1 on October 25, 1988.)

    *10.9(A) Letter Agreement dated June 27, 1990, which modifies Amended and Restated Management Equity Participation Agreement.
              (Incorporated by reference to Exhibit 10.V as filed with the Company's Form 10-K for the year ended December 31, 1990.)

    *10.9(B) Letter Agreement dated July 31, 1990, among the Company and the Principal Management Investors which amends Amended and Restated Management Equity Participation Agreement. (Incorporated by


                                     - 52 -
              reference to Exhibit 10.W as filed with the Company's Form 10-K for the year ended December 31, 1990.)

    *10.9(C) Letter Agreement dated July 31, 1990, between the Company and the Management Investor Committee which amends Amended and Restated Management Equity Participation Agreement. (Incorporated by reference to Exhibit 10.X as filed with the Company's Form 10-K for the year ended December 31, 1990.)

    *10.9(D) Letter Agreement dated February 7, 1991, between the Company and the Management Investors Committee which amends the Amended and Restated Management Equity Participation Agreement. (Incorporated by reference to Exhibit 10.GG as filed with the Company's Form 10-K for the year ended December 31, 1990.)

    *10.9(E) Form of Letter Agreement dated February 7, 1991, among the Company, the Management Investors Committee and Management Investors which cancels certain stock options, grants new stock options and amends the Amended and Restated Management Equity Participation Agreement. (Incorporated by reference to Exhibit 10.HH as filed with the Company's Form 10-K for the year ended December 31, 1990.)

    *10.9(F)  Letter Agreement dated March 1, 1995, between the
              Company and the Management Investors Committee which amends the Amended and Restated Management Equity Participation Agreement. (Incorporated by reference to Exhibit 10.8(F) as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

    *10.10    Management Equity Plan.  (Incorporated by reference to
              Exhibit 10.H as filed with the Company's Form 10-K for the year ended December 31, 1991.)

    *10.10(A) Amendment dated December 28, 1993, to Management Equity Plan.
              (Incorporated by reference to Exhibit 10.9(A) as filed with the Company's Form 10-K for the year ended December 31, 1993.)

    *10.10(B) Amendment dated March 1, 1995, to the Management Equity Plan.
              (Incorporated by reference to Exhibit 10.9(B) as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

    *10.11 Form of Management Equity Plan Agreement. (Incorporated by reference to Exhibit 10.I as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.12 Participation Agreement dated as of October 20, 1989, among the Company, Philip Morris Credit Corporation, the Loan Participants listed therein, the Connecticut National Bank, Owner Trustee, and Wilmington Trust Company, Indenture Trustee. (Incorporated by reference to Exhibit 10.15 as filed with the Company's Post-Effective Amendment No. 2 to Form S-1 on February 8, 1990.)

     10.13 Facility Lease Agreement dated as of October 20, 1989, between the Connecticut National Bank in its capacity as Owner Trustee, the Lessor and the Company as Lessee. (Incorporated by reference to Exhibit 10.16 as filed with the Company's Post-Effective Amendment No. 2 to Form S-1 on February 8, 1990.)

                                     - 53 -
     10.14 Power Installation Lease Agreement dated as of October 20, 1989, between The Connecticut National Bank, not in its individual capacity but solely as Owner Trustee, and the Company. (Incorporated by reference to Exhibit 10.HH as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.15 Equipment Lease Agreement dated as of October 20, 1989, between The Connecticut National Bank, not in its individual capacity but solely as Owner Trustee, and the Company. (Incorporated by reference to Exhibit 10.II as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.16 Participation Agreement dated as of December 23, 1990, among the Company, Bell Atlantic Tricon Leasing Corporation, Bankers Trust Company, The Connecticut National Bank, Owner Trustee, and Wilmington Trust Company, Indenture Trustee. (Incorporated by reference to Exhibit 10.BB as filed with the Company's Form 10-K for the year ended December 31, 1990.)

     10.17 Amended and Restated Equipment Lease Agreement [1990] dated as of December 19, 1991, between The Connecticut National Bank, not in its individual capacity but solely as Owner Trustee under the Trust Agreement, as Lessor, and the Company, as Lessee. (Incorporated by reference to Exhibit 10.W as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.18 Facility Lease Agreement dated as of December 19, 1991, between The Connecticut National Bank, not in its individual capacity but solely as Owner Trustee, and the Company. (Incorporated by reference to Exhibit 10.EE as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.19 Equipment Lease Agreement [1991] dated as of December 19, 1991, between The Connecticut National Bank, not in its individual capacity but solely as Owner Trustee, and the Company. (Incorporated by reference to Exhibit 10.FF as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.20 Power Plant Lease Agreement dated as of December 19, 1991, between The Connecticut National Bank, not in its individual capacity but solely as Owner Trustee, and the Company. (Incorporated by reference to Exhibit 10.GG as filed with the Company's Form 10-K for the year ended December 31, 1991.)

     10.21 Amended and Restated Participation Agreement dated as of October 21, 1991, among the Company, Bell Atlantic Tricon Leasing Corporation, Bankers Trust Company, The Connecticut National Bank, Owner Trustee, and Wilmington Trust Company, Indenture Trustee and the Form of the First Amendment thereto dated as of December 13, 1991. (Incorporated by reference to Exhibit 4.3 as filed with the Company's Amendment No. 3 to Form S-3 on December 13, 1991.)

    *10.22 Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit No. 10.14 as filed with the Company's Amendment No. 1 to Form S-1 on February 8, 1995.)




                                     - 54 -
    *10.23 1995 Stock Incentive Plan. (Incorporated by reference to Exhibit No. 10.15 as filed with the Company's Amendment No. 1 to Form S-1 on February 8, 1995.)

    *10.23(A) Amendment No. 1 to 1995 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.4 as filed with the Company's Form S-8 on February 3, 1997.)

    *10.24 Form of Nonqualified Stock Option Agreement dated December 6, 1995. (Incorporated by reference to Exhibit 10.22(A) as filed with the Company's Form 10-K for the year ended December 31, 1995.)

    *10.24(A) Stock Award Agreement dated September 10, 1996. (Incorporated by reference to Exhibit 10 as filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

   +*10.24(B) Form of Nonqualified Stock Option Agreement dated December 9,
              1996.

    *10.25 1995 Stock Plan for Non-Employee Directors. (Incorporated by reference to Exhibit No. 10.16 as filed with the Company's Amendment No. 1 to Form S-1 on February 8, 1995.)

   +*10.26 Agreement with Company's Chairman dated December 9, 1996, regarding health insurance benefits.

   +*10.27 Severance Agreement dated December 31, 1996, with a former executive vice president of the Company.

    +12.1     Statement of Deficiency of Earnings Available to Cover Fixed
              Charges.

    +12.2     Statement of Computation of Ratio of Earnings to Fixed Charges.

    +21       Subsidiaries of Fort Howard Corporation.

    +23       Consent of Arthur Andersen LLP (included in Part IV at page 49.

    +24       Powers of Attorney (included as part of signature page).

    +27       Financial Data Schedule for year ended December 31, 1996.

--------------------
*Management contract or compensatory plan or arrangement.
+Filed herewith.














                                     - 55 -