Form 10-Q
period 1997-03-31
FORT HOWARD CORP
filed 1997-04-22
CIK 38195

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC   20549

                                 FORM 10-Q

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended        March 31, 1997        OR


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


                     Yes     [X]          No     [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                          Outstanding at April 10, 1997
            -----                          -----------------------------

Common Stock, par value $.01                        74,639,227
  per share





                        PART I.  FINANCIAL INFORMATION


                            FORT HOWARD CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                 Three Months Ended
                                                       March 31,
                                               -----------------------
                                               1997               1996
                                               ----               ----
                                                 (In thousands, except
                                                    per share data)

Net sales.................................     $400,759       $385,747
Cost of sales.............................      229,040        238,369
                                               --------       --------
Gross income..............................      171,719        147,378
Selling, general and administrative.......       33,482         33,175
                                               --------       --------
Operating income..........................      138,237        114,203
Interest expense..........................       57,862         70,773
Other expense, net........................          780            563
                                               --------       --------
Income before taxes.......................       79,595         42,867
Income taxes..............................       29,848         15,927
                                               --------       --------
Income before extraordinary item..........       49,747         26,940

Extraordinary item -- loss on debt
  repurchases (net of income taxes
  of $867 in 1997)........................       (1,327)            --
                                               --------       --------

Net income................................     $ 48,420       $ 26,940
                                               ========       ========

Earnings per share:
  Net income before extraordinary item....     $   0.67       $   0.43
  Extraordinary item......................        (0.02)            --
                                               --------       --------
  Net income..............................     $   0.65       $   0.43
                                               ========       ========

Average shares outstanding................       74,531         63,372
                                               ========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.







                                     - 2 -
                            FORT HOWARD CORPORATION

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                March 31,      December 31,
                                                  1997             1996
                                               ----------      ------------
                                                       (In thousands)
Assets
  Current assets:
    Cash and cash equivalents................. $      663        $      759
    Receivables, less allowances of $3,484
      in 1997 and $3,343 in 1996..............     70,830            63,194
    Inventories...............................    149,301           151,248
    Deferred income taxes.....................     54,000            60,000
    Income taxes receivable...................     10,121            10,121
                                               ----------        ----------
      Total current assets....................    284,915           285,322

  Property, plant and equipment...............  2,062,864         2,057,446
    Less:  Accumulated depreciation...........    831,337           809,650
                                               ----------        ----------
      Net property, plant and equipment.......  1,231,527         1,247,796

  Other assets................................     64,581            82,262
                                               ----------        ----------
      Total assets............................ $1,581,023        $1,615,380
                                               ==========        ==========
Liabilities and Shareholders' Deficit
  Current liabilities:
    Accounts payable.......................... $  118,758        $  131,205
    Interest payable..........................     21,171            60,443
    Income taxes payable......................     21,282             7,700
    Other current liabilities.................     68,800           110,357
    Current portion of long-term debt.........     11,425            11,972
                                               ----------        ----------
      Total current liabilities...............    241,436           321,677

  Long-term debt..............................  2,441,446         2,451,373
  Deferred and other long-term income taxes...    252,474           247,464
  Other liabilities...........................     49,141            49,703

  Shareholders' deficit:
    Common Stock..............................        746               744
    Additional paid-in capital................  1,115,323         1,108,976
    Cumulative translation adjustment.........      1,311             4,717
    Retained deficit.......................... (2,520,854)       (2,569,274)
                                               ----------        ----------
      Total shareholders' deficit............. (1,403,474)       (1,454,837)
                                               ----------        ----------
      Total liabilities and shareholders'
        deficit............................... $1,581,023        $1,615,380
                                               ==========        ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.



                                    - 3 -
                           FORT HOWARD CORPORATION

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                     Three Months Ended
                                                            March 31,
                                                   ----------------------
                                                   1997              1996
                                                   ----              ----
                                                       (In thousands)

Cash provided from (used for) operations:
  Net income...................................... $ 48,420      $ 26,940
  Depreciation....................................   25,855        25,112
  Non-cash interest expense.......................    3,235         3,294
  Deferred income taxes...........................    9,829         6,295
  Pre-tax loss on debt repurchases................    2,194            --
  Decrease in restricted cash.....................   14,916            --
  (Increase) decrease in receivables..............   (7,636)       14,219
  Decrease in inventories.........................    1,947         4,729
  Decrease in accounts payable....................  (12,447)       (8,699)
  Decrease in interest payable....................  (39,272)      (40,644)
  Increase in income taxes payable................   13,582         8,131
  All other, net..................................  (39,311)      (27,277)
                                                   --------      --------
    Net cash provided from operations.............   21,312        12,100

Cash used for investment activity:
  Additions to property, plant and equipment......  (14,896)       (8,873)

Cash provided from (used for) financing
  activities:
  Proceeds from long-term borrowings..............   99,700        22,324
  Repayment of long-term borrowings............... (109,505)      (26,111)
  Issuance of Common Stock........................    3,293           208
                                                   --------      --------
    Net cash used for financing activities........   (6,512)       (3,579)
                                                   --------      --------
Decrease in cash..................................      (96)         (352)

Cash at beginning of period.......................      759           946
                                                   --------      --------

  Cash at end of period........................... $    663      $    594
                                                   ========      ========

Supplemental Cash Flow Disclosures:
  Interest paid................................... $ 93,878      $108,082
  Income taxes paid - net.........................    2,155         1,182

The accompanying notes are an integral part of these condensed consolidated financial statements.







                                    - 4 -
                           FORT HOWARD CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  BASIS OF PRESENTATION

     The condensed consolidated financial statements reflect all adjustments (consisting only of normally recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Certain reclassifications have been made to conform prior years' data to the current format. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1996.

2.  EARNINGS PER SHARE

     Earnings per share is computed on the basis of the weighted average number of common shares outstanding during the periods. The weighted average number of common shares outstanding for the three month periods ended
March 31, 1997 and 1996 were 74,530,556 and 63,372,063, respectively.  The assumed exercise of all outstanding stock options has been excluded from the computation of earnings per share for the three month periods ended March 31, 1997 and 1996 because the result was not material or was antidilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). The Company will adopt SFAS No. 128 effective for the year ending December 31, 1997. On a pro forma basis, if the Company had adopted SFAS No. 128 for the three months ended March 31, 1997 and 1996, the effect of this accounting change on reported earnings per share ("EPS") would be:

                                                          Three Months Ended
                                                                March 31,
                                                        ----------------------
                                                        1997              1996
                                                        ----              ----
Earnings Per Share:
  BASIC
    Income before extraordinary item as reported..      $ 0.67          $ 0.43
    Effect of SFAS No. 128........................          --              --
                                                        ------          ------
    Basic income before extraordinary item as
      restated....................................      $ 0.67          $ 0.43
                                                        ======          ======
    Net income as reported........................      $ 0.65          $ 0.43
    Effect of SFAS No. 128........................          --              --
                                                        ------          ------
    Basic income as restated......................      $ 0.65          $ 0.43
                                                        ======          ======
  DILUTED
    Diluted income before extraordinary item (A)..      $ 0.66          $ 0.42
                                                        ======          ======
    Diluted income (A)............................      $ 0.64          $ 0.42
                                                        ======          ======

(A) In accordance with the provisions of APB Opinion No. 15, the Company currently does not report fully diluted EPS due to immaterial dilution.

                                    - 5 -
3.  CASH AND CASH EQUIVALENTS

     At December 31, 1996, the Company had $14,916,000 of cash restricted as collateral under the terms of its 1995 Accounts Receivable Facility. At
March 31, 1997, there was no cash restricted under the terms of this Facility.

4.  INVENTORIES

     Inventories consist of:

                                                March 31,    December 31,
                                                  1997           1996
                                                ---------    ------------
                                                    (In thousands)

       Raw materials and supplies.............. $ 66,730         $ 70,595
       Finished and partly-finished products...   82,571           80,653
                                                --------         --------
                                                $149,301         $151,248
                                                ========         ========

5.  CONTINGENCIES

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





























                                    - 6 -
                           FORT HOWARD CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

First Quarter 1997 Compared to 1996

                                                  Three Months Ended
                                                        March 31,
                                               ------------------------
                                               1997                1996
                                               ----                ----
                                                    (In thousands,
                                                  except percentages)

Net sales:
  Domestic tissue.........................     $336,820        $324,908
  International operations................       44,107          43,808
  Harmon..................................       19,832          17,031
                                               --------        --------
  Consolidated............................     $400,759        $385,747
                                               ========        ========
Operating income:
  Domestic tissue.........................     $130,520        $106,920
  International operations................        7,115           6,305
  Harmon..................................          602             978
                                               --------        --------
  Consolidated............................     $138,237        $114,203
                                               ========        ========
Consolidated net income...................     $ 48,420        $ 26,940
                                               ========        ========
Operating income as a percent of net sales         34.5%           29.6%


     Net Sales. Consolidated net sales increased 3.9% to $401 million in the first quarter of 1997 compared to $386 million in the first quarter of 1996. Domestic tissue net sales increased 3.7% in the first quarter of 1997 compared to the first quarter of 1996 due to a 6.3% increase in sales volume offset by a 2.5% decrease in net selling prices. For the first quarter of 1997, sales volume of converted products increased 8.6% from the first quarter of 1996. There were no sales of parent rolls in the first quarter of 1997. Net selling prices decreased for the first quarter of 1997 compared to the first quarter of 1996 as a result of price decreases in the consumer market which took effect in April and June 1996.

     Net sales of the Company's international operations increased 0.7% in the first quarter of 1997 compared to the first quarter of 1996 due to higher volume and increased exchange rates, offset by a decrease in net selling prices at the Company's United Kingdom facility. Net sales of the Company's wastepaper brokerage subsidiary, Harmon Assoc., Corp. ("Harmon"), increased due to a 20.0% volume increase offset by decreased net selling prices.





                                    - 7 -
     Gross Income. For the first quarter of 1997, consolidated gross income increased 16.5% to $172 million from $147 million in the first quarter of 1996 due to higher volume and lower raw material costs partially offset by a decrease in net selling prices. Consolidated gross margins increased to 42.8% for the first quarter of 1997 from 38.2% for the first quarter of 1996. Domestic tissue gross margins increased for the first quarter of 1997 compared to the first quarter of 1996 due to higher volume and lower wastepaper and other fiber-based raw material costs. Wastepaper prices began decreasing significantly in late 1995 and continued to decrease through the first half of 1996, and have been stable since mid-1996.

     Gross margins of international operations increased in the first quarter of 1997 compared to the first quarter of 1996 due to lower wastepaper costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, as a percent of net sales, decreased slightly to 8.4% for the first quarter of 1997 compared to 8.6% in 1996 principally due to the impact of higher net sales.

     Operating Income. Operating income increased 21.0% to $138 million in the first quarter of 1997 compared to $114 million in the first quarter of 1996. Operating income as a percent of net sales increased to 34.5% in the first quarter of 1997 compared to 29.6% in the first quarter of 1996.
Domestic tissue operating income as a percent of net sales increased to 38.8% in the first quarter of 1997 from 32.9% in the first quarter of 1996 due to higher volume as well as lower wastepaper and other raw material costs. International operating income as a percent of sales rose in the first quarter of 1997 compared to the first quarter of 1996 also due to higher volume and lower wastepaper costs.

     Interest Expense. Interest expense decreased 18.2% to $58 million in the first quarter of 1997 compared to the first quarter of 1996 due to lower debt balances resulting from debt repayments using the proceeds from the 1996 sale of common stock and cash provided from operations.

     Extraordinary Loss. The Company's net income in the first quarter of 1997 was decreased by an extraordinary loss of $1.3 million (net of income taxes of $0.9 million) representing the write-off of deferred loan costs associated with the prepayment of a portion of the outstanding indebtedness under the Company's 1995 Bank Credit Agreement.

     Net Income. For the first quarter of 1997, net income increased 78% to $48 million compared to $27 million for the first quarter of 1996.

FINANCIAL CONDITION

     For the first three months of 1997, cash decreased $96,000. Capital additions of $15 million and debt repayments of $110 million were funded principally by borrowings of $100 million, net proceeds of $3 million from the sale of common stock pursuant to the exercise of stock options and $21 million of cash from operations partially offset by seasonal working capital requirements.

     During the first three months of 1997, receivables increased $8 million due to higher domestic tissue sales in the first quarter of 1997 compared to the fourth quarter of 1996. Accounts payable decreased $12 million due to payments made to customers under annual promotion and rebate programs and


                                    - 8 -
lower capital spending during the first quarter of 1996. The liability for interest payable decreased $39 million due to semi-annual interest payments made in February and March 1997. Other current liabilities declined
$42 million resulting from the payment of obligations due on an annual basis, including employee bonuses and customer incentive payments. As a result of all these changes, net working capital increased to $43 million at March 31, 1997 from a deficit of $36 million at December 31, 1996.

     The 1995 Revolving Credit Facility of the Company's 1995 Bank Credit Agreement, which may be used for general corporate purposes, has a final maturity of March 16, 2002. At March 31, 1997, the Company had $173 million in available capacity under the 1995 Revolving Credit Facility.

IMPACT OF NEW ACCOUNTING STANDARD

     In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). The Company will adopt SFAS No. 128 effective for the year ending December 31, 1997. The Company does not expect SFAS No. 128 to have a significant impact on its reported earnings per share. See footnote 2 to the Condensed Consolidated Financial Statements for a pro forma disclosure of the impact of SFAS No. 128 for the three months ended March 31, 1997, and 1996.






































                                    - 9 -
                          PART II.  OTHER INFORMATION


1.  LEGAL PROCEEDINGS

    None

2.  CHANGES IN SECURITIES

    None

3.  DEFAULTS UPON SENIOR SECURITIES

    None

4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

5.  OTHER INFORMATION

    None

6.  EXHIBITS AND REPORTS ON FORM 8-K

    a)     Exhibits:

           Exhibit No.                      Description

              27 Financial Data Schedule for the three months ended March 31, 1997.

              99 News release containing financial results for the quarter ended March 31, 1997.

    b) No reports on Form 8-K were filed by the Company for the quarter for which this report is filed.






















                                    - 10 -
                            FORT HOWARD CORPORATION

                                  SIGNATURES



     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    FORT HOWARD CORPORATION

                                    Registrant



April 21, 1997                     /s/ Kathleen J. Hempel
                                   ---------------------------------------
                                   Kathleen J. Hempel, Vice Chairman and
                                   Chief Financial Officer and Principal
                                   Accounting Officer




April 21, 1997                     /s/ James W. Nellen II
                                   --------------------------------------
                                   James W. Nellen II, Vice President
                                   and Secretary



























                                    - 11 -
                            INDEX TO EXHIBITS



           Exhibit No.                      Description

              27 Financial Data Schedule for the three months ended March 31, 1997.

              99 News release containing financial results for the quarter ended March 31, 1997.

















































                                    - 12 -