Form 10-Q
period 1997-06-30
FORT HOWARD CORP
filed 1997-08-05
CIK 38195

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC   20549

                                 FORM 10-Q

(Mark One)
 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the quarterly period ended        JUNE 30, 1997         OR


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

                     Yes    [ X ]         No    [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                           Outstanding at July 15, 1997
           -----                           ----------------------------
Common Stock, par value $.01                        76,150,854
  per share



                        PART I.  FINANCIAL INFORMATION

                            FORT HOWARD CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                   ------------------       ----------------
                                    1997        1996        1997        1996
                                    ----        ----        ----        ----
                                      (In thousands, except per share data)

Net sales.......................  $411,415   $402,397     $812,174   $788,144
Cost of sales...................   225,821    243,487      454,861    481,856
                                  --------   --------     --------   --------
Gross income....................   185,594    158,910      357,313    306,288
Selling, general and
  administrative................    31,910     34,211       65,392     67,386
                                  --------   --------     --------   --------
Operating income................   153,684    124,699      291,921    238,902
Interest expense................    57,156     66,201      115,018    136,974
Other expense, net..............       655        475        1,435      1,038
                                  --------   --------     --------   --------
Income before taxes.............    95,873     58,023      175,468    100,890
Income tax expense .............    36,984     21,646       66,832     37,573
                                  --------   --------     --------   --------
Net income before
  extraordinary item............    58,889     36,377      108,636     63,317
Extraordinary item -- loss
  on debt repurchases (net
  of income taxes of $391 and
  $1,258 in 1997 and $2,180
  in 1996)......................      (601)    (3,340)      (1,928)    (3,340)
                                  --------   --------     --------   --------
Net income .....................  $ 58,288   $ 33,037     $106,708   $ 59,977
                                  ========   ========     ========   ========

Net income per share:
  Net income before
    extraordinary item..........  $   0.78   $   0.53     $   1.45   $   0.96
  Extraordinary item............     (0.01)     (0.05)       (0.03)     (0.05)
                                  --------   --------     --------   --------
  Net income....................  $   0.77   $   0.48     $   1.42   $   0.91
                                  ========   ========     ========   ========

Average shares outstanding......    75,215     68,759       74,875     66,066
                                  ========   ========     ========   ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            FORT HOWARD CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                                   June 30,    December 31,
                                                     1997          1996
                                                   --------    ------------
Assets                                                 (In thousands)
  Current assets:
    Cash and cash equivalents.................   $    4,107     $      759
    Receivables, less allowances of $3,389 in
      1997 and $3,343 in 1996.................       77,466         63,194
    Inventories...............................      150,061        151,248
    Deferred income taxes.....................       48,000         60,000
    Income taxes receivable...................           --         10,121
                                                 ----------     ----------
      Total current assets....................      279,634        285,322

  Property, plant and equipment...............    2,092,311      2,057,446
    Less:  Accumulated depreciation...........      856,067        809,650
                                                 ----------     ----------
      Net property, plant and equipment.......    1,236,244      1,247,796

  Other assets................................       69,964         82,262
                                                 ----------     ----------
      Total assets............................   $1,585,842     $1,615,380
                                                 ==========     ==========
Liabilities and Shareholders' Deficit
  Current liabilities:
    Accounts payable..........................   $  106,402     $  131,205
    Interest payable..........................       58,015         60,443
    Income taxes payable......................        3,684          7,700
    Other current liabilities.................       80,649        110,357
    Current portion of long-term debt.........        7,015         11,972
                                                 ----------     ----------
      Total current liabilities...............      255,765        321,677

  Long-term debt..............................    2,332,196      2,451,373
  Deferred and other long-term income taxes...      259,561        247,464
  Other liabilities...........................       48,517         49,703

  Shareholders' deficit:
    Common Stock..............................          762            744
    Additional paid-in capital................    1,148,971      1,108,976
    Cumulative translation adjustment.........        2,636          4,717
    Retained deficit..........................   (2,462,566)    (2,569,274)
                                                 ----------     ----------
      Total shareholders' deficit.............   (1,310,197)    (1,454,837)
                                                 ----------     ----------
      Total liabilities and shareholders'
        deficit...............................   $1,585,842     $1,615,380
                                                 ==========     ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           FORT HOWARD CORPORATION

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       Six Months Ended
                                                           June 30,
                                                      ------------------
                                                      1997          1996
                                                      ----          ----
                                                        (In thousands)

Cash provided from (used for) operations:
  Net income ...................................  $ 106,708      $  59,977
  Depreciation..................................     51,569         50,231
  Non-cash interest expense.....................      7,200          6,645
  Deferred income tax expense...................     22,745         11,975
  Pre-tax loss on debt repurchases..............      3,186          5,519
  Decrease in restricted cash...................     14,916             --
  (Increase) decrease in receivables............    (14,272)        10,639
  Decrease in inventories.......................      1,187         27,453
  Decrease in income taxes receivable...........     10,121             --
  Decrease in accounts payable..................    (24,803)        (8,769)
  Decrease in interest payable..................     (2,428)        (3,391)
  Increase (decrease) in income taxes payable...     (4,016)         1,282
  All other, net................................    (38,069)        (8,891)
                                                  ----------     ---------
    Net cash provided from operations ..........    134,044        152,670

Cash used for investment activity:
  Additions to property, plant and equipment....    (44,403)       (24,384)

Cash provided from (used for) financing
  activities:
  Proceeds from long-term borrowings............     36,300            192
  Repayment of long-term borrowings.............   (159,550)      (332,529)
  Debt issuance costs...........................         --         (1,481)
  Issuance of Common Stock, net of
    offering costs..............................     36,957        205,318
                                                  ----------     ---------
    Net cash used for financing activities......    (86,293)      (128,500)
                                                  ----------     ---------
Increase (decrease) in cash.....................      3,348           (214)

Cash at beginning of period.....................        759            946
                                                  ----------     ---------

  Cash at end of period.........................  $   4,107      $     732
                                                  ==========     =========

Supplemental Cash Flow Disclosures:
  Interest paid.................................  $ 110,208      $ 133,678
  Income taxes paid - net.......................     33,165         22,096


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           FORT HOWARD CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements reflect all adjustments (consisting only of normally recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Certain reclassifications have been made to conform prior years' data to the current format. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1996 and the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997.

2.   EARNINGS PER SHARE

     Earnings per share is computed on the basis of the weighted average number of common shares outstanding during the periods. The weighted average number of shares outstanding for the three and six month periods ended
June 30, 1997 was 75,215,407 and 74,874,873, respectively. The average number of shares outstanding for the three and six month periods ended June 30, 1996 was 68,759,446 and 66,065,754, respectively. The assumed exercise of all outstanding stock options has been excluded from the computation of earnings per share for the three and six month periods ended June 30, 1997 and 1996 because the result was not material.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). The Company will adopt SFAS No. 128 effective for the year ending December 31, 1997. On a pro forma basis, if the Company had adopted SFAS No. 128 for the three and six months ended June 30, 1997 and 1996, the effect of this accounting change on reported earnings per share ("EPS") would be:

                                  Three Months Ended        Six Months Ended
                                        June 30,                June 30,
                                  ------------------        ----------------
                                    1997       1996          1997      1996
                                    ----       ----          ----      ----
Earnings Per Share:
  BASIC
    Income before extraordinary
      item as reported............ $ 0.78     $ 0.53        $ 1.45    $ 0.96
    Effect of SFAS No. 128........     --         --            --        --
                                   ------     ------        ------    ------
    Basic income before extra-
      ordinary item as restated... $ 0.78     $ 0.53        $ 1.45    $ 0.96
                                   ======     ======        ======    ======

    Net income as reported........ $ 0.77     $ 0.48        $ 1.42    $ 0.91
    Effect of SFAS No. 128........     --         --            --        --
                                   ------     ------        ------    ------
    Basic income as restated...... $ 0.77     $ 0.48        $ 1.42    $ 0.91
                                   ======     ======        ======    ======


                                  Three Months Ended        Six Months Ended
                                        June 30,                June 30,
                                  ------------------        ----------------
                                    1997       1996          1997      1996
                                    ----       ----          ----      ----
  DILUTED
    Diluted income before
      extraordinary item (A)...... $ 0.77     $ 0.52        $ 1.43    $ 0.95
                                   ======     ======        ======    ======
    Diluted income (A)............ $ 0.76     $ 0.48        $ 1.40    $ 0.90
                                   ======     ======        ======    ======

(A) In accordance with the provisions of APB Opinion No. 15, the Company currently does not report fully diluted EPS due to immaterial dilution.

3.   DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     Obligations under the 1995 Bank Credit Agreement and debt of foreign
subsidiaries bear interest at floating rates.   The Company's policy is to
enter into interest rate cap agreements as a hedge to effectively fix or limit its exposure to floating interest rates to, at a minimum, comply with the terms of its senior secured debt agreements. The Company is a party to LIBOR-based interest rate cap agreements which limit the interest cost to the Company with respect to $500 million of floating rate obligations to 8% plus the Company's borrowing margin until June 1, 1999. At current market rates at June 30, 1997, the fair value of the Company's interest rate cap agreements is $300,000 compared to a carrying value of $6 million. The counterparties to the Company's interest rate cap agreements consist of major financial institutions. While the Company is exposed to credit risk to the extent of nonperformance by these counterparties, management monitors the risk of default by the counterparties and believes that the risk of incurring losses due to nonperformance is remote.

4.   CASH AND CASH EQUIVALENTS

     At December 31, 1996, the Company had $14,916,000 of cash restricted as collateral under the terms of its 1995 Accounts Receivable Facility. At
June 30, 1997, there was no cash restricted under the terms of this Facility.

5.   INVENTORIES

     Inventories consist of:

                                                June 30,    December 31,
                                                  1997          1996
                                                --------    ------------
                                                    (In thousands)

       Raw materials and supplies.............. $ 69,170      $ 70,595
       Finished and partly-finished products...   80,891        80,653
                                                --------      --------
                                                $150,061      $151,248
                                                ========      ========






6.   PROPOSED MERGER WITH JAMES RIVER CORPORATION

     On May 5, 1997, the Company and James River Corporation announced the signing of a definitive merger agreement that will create a worldwide consumer products company which will be named Fort James Corporation. Under the agreement, Fort Howard shareholders will receive 1.375 shares of Fort James common stock for each share of Fort Howard common stock.

     The merger agreement has been approved by the boards of directors of both companies. The transaction is structured to qualify as a tax-free reorganization and will be accounted for as a pooling of interests. The merger, which is expected to be completed at the end of the summer, is conditioned on receiving regulatory clearances in the United States and Europe and requires the approval of the shareholders of both companies.

     On a pro forma basis, the combined operations would have had net sales of approximately $7.7 billion for the year ended December 31, 1996.

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
































                           FORT HOWARD CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Second Quarter and First Six Months of 1997 Compared to 1996

                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                                  ------------------        ----------------
                                   1997        1996         1997        1996
                                   ----        ----         ----        ----
                                       (In thousands, except percentages)
Net sales:
  Domestic tissue............... $348,404    $345,574     $685,224   $670,482
  International operations......   46,306      42,545       90,413     86,353
  Harmon........................   16,705      14,278       36,537     31,309
                                 --------    --------     --------   --------
  Consolidated.................. $411,415    $402,397     $812,174   $788,144
                                 ========    ========     ========   ========
Operating income:
  Domestic tissue............... $142,328    $116,962     $272,848   $223,882
  International operations......   10,857       6,977       17,972     13,282
  Harmon........................      499         760        1,101      1,738
                                 --------    --------     --------   --------
  Consolidated.................. $153,684    $124,699     $291,921   $238,902
                                 ========    ========     ========   ========

Consolidated net income ........ $ 58,288    $ 33,037     $106,708   $ 59,977
                                 ========    ========     ========   ========
Operating income as a percent of
  net sales.....................    37.4%       31.0%        35.9%      30.3%

     Net Sales. Consolidated net sales for the second quarter of 1997 increased 2.2% to $411 million compared to $402 million in the second quarter of 1996. Domestic tissue net sales for the second quarter of 1997 increased 0.8% compared to the same period in 1996 due to a 0.6% increase in net selling prices and a 0.1% increase in sales volume. For the second quarter of 1997, sales volume of converted products increased 1.7% from the second quarter of 1996. There were no sales of parent rolls in the second quarter of 1997. Net selling prices increased slightly for the second quarter of 1997 compared to the second quarter of 1996 as a result of reduced promotional spending.

     Consolidated net sales for the first six months of 1997 increased 3.0% to $812 million compared to $788 million in the first six months of 1996. Domestic tissue net sales for the first six months of 1997 increased 2.2% compared to the same period in 1996 due to a 3.1% increase in sales volume offset by a 0.9% decrease in net selling prices. For the first six months of 1997, sales volume of converted products increased 5.0% from the first six months of 1996. There were no sales of parent rolls in the first six months of 1997. Net selling prices decreased for the first six months of 1997 compared to the first six months of 1996 as a result of price decreases in the consumer market which took effect in April and June 1996.





     Net sales of the Company's international operations increased 8.8% and 4.7% for the second quarter and first six months of 1997, respectively, compared to the same periods in 1996 due to higher volume and increased exchange rates, offset by a decrease in net selling prices at the Company's United Kingdom facility. Net sales of the Company's wastepaper brokerage subsidiary, Harmon Assoc., Corp. ("Harmon"), increased for the second quarter of 1997 compared to the second quarter of 1996 due to increased net selling prices and increased net volume. For the first six months of 1997 compared to the first six months of 1996, Harmon's net sales increased due to increased net selling prices and an 11.0% increase in volume.

    Gross Income. Consolidated gross income increased 16.8% and 16.7% for the second quarter and first six months of 1997 compared to 1996, respectively, due to higher volume and lower raw material costs. Consolidated gross margins increased to 45.1% and 44.0% for the second quarter and first six months of 1997 compared to 39.5% and 38.9% for the second quarter and first six months of 1996, respectively. Domestic tissue gross margins increased for the second quarter and first six months of 1997 compared to the same periods in 1996 due to higher volume and lower wastepaper and other fiber-based raw material costs. Wastepaper prices began decreasing significantly in late 1995 and continued to decrease through the first half of 1996, and have been stable since mid-1996.

     Gross margins of international operations increased in both the second quarter and first six months of 1997 compared to 1996 due to higher volume and lower wastepaper costs.

     Selling, General and Administrative Expenses. Selling general and administrative expenses, as a percent of net sales, decreased to 7.8% and 8.1% for the second quarter and first six months of 1997 compared to 8.5% for the second quarter and first six months of 1996. The decrease was principally due to the impact of higher net sales.

     Operating Income. Operating income increased to $154 million and $292 million for the second quarter and first six months of 1997 from $125 million and $239 million for the second quarter and first six months of 1996, respectively. Operating income as a percent of net sales increased to 37.4% and 35.9% in the second quarter and first six months of 1997 compared to 31.0% and 30.3% in the second quarter and first six months of 1996, respectively. Domestic tissue operating income as a percent of net sales increased to 40.9% and 39.8% in the second quarter and first six months of 1997 from 33.8% and 33.4% in the second quarter and first six months of 1996, respectively, due to higher volume as well as lower wastepaper and other raw material costs. International operating income as a percent of sales rose for the second quarter and first six months of 1997 compared to the same periods in 1996 also due to higher volume and lower wastepaper costs.

     Interest Expense. Interest expense decreased 13.7% and 16.0% for the second quarter and first six months of 1997, respectively, compared to the same periods in 1996 due to lower debt balances resulting from debt repayments using the proceeds from sales of common stock and cash provided from operations.

     Extraordinary Loss. The Company's net income in the second quarter and first six months of 1997 was decreased by extraordinary losses of $.6 million and $1.9 million (net of income taxes of $.4 million and $1.3 million), respectively, representing the write-off of deferred loan costs associated with the prepayment of a portion of the outstanding indebtedness under the Company's 1995 Bank Credit Agreement.

     Net Income. For the second quarter and first six months of 1997, net income was $58 million and $107 million, respectively, compared to net income of $33 million and $60 million for the second quarter and first six months of 1996.

FINANCIAL CONDITION

     For the first six months of 1997, cash increased $3 million. Capital additions of $44 million and debt repayments of $160 million were funded principally by net proceeds of $37 million from the sale of common stock pursuant to the exercise of stock options, $36 million of borrowings and $134 million of cash from operations.

     During the first six months of 1997, receivables increased $14 million due principally to increased sales due to seasonally higher volume in the domestic tissue and international operations in the second quarter of 1997 compared to the fourth quarter of 1996. Accounts payable decreased
$25 million due to lower raw material costs. The liability for interest payable decreased $2 million due to lower debt balances resulting from debt repayments using the proceeds from the sale of common stock and cash provided by operations. Other current liabilities declined $30 million resulting from the payment of obligations due on an annual basis, including employee bonuses and profit sharing and customer incentive payments. As a result of all these changes the net working capital increased to $24 million at June 30, 1997 from a deficit of $36 million at December 31, 1996.

     The 1995 Revolving Credit Facility of the Company's 1995 Bank Credit Agreement, which may be used for general corporate purposes, has a final maturity of March 16, 2002. At June 30, 1997, the Company had $236 million in available capacity under the 1995 Revolving Credit Facility.

PROPOSED MERGER WITH JAMES RIVER CORPORATION

     On May 5, 1997, the Company and James River Corporation announced the signing of a definitive merger agreement that will create a worldwide consumer products company which will be named Fort James Corporation. Under the agreement, Fort Howard shareholders will receive 1.375 shares of Fort James common stock for each share of Fort Howard common stock.

     The merger agreement has been approved by the boards of directors of both companies. The transaction is structured to qualify as a tax-free reorganization and will be accounted for as a pooling of interests. The merger, which is expected to be completed at the end of the summer, is conditioned on receiving regulatory clearances in the United States and Europe and requires the approval of the shareholders of both companies.

IMPACT OF NEW ACCOUNTING STANDARD

     In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). The Company will adopt SFAS No. 128 effective for the year ending December 31, 1997. The Company does not expect SFAS No. 128 to have a significant impact on its reported earnings per share. See footnote 2 to the Condensed Consolidated Financial Statements for a pro forma disclosure of the impact of SFAS No. 128 for the three and six month periods ended June 30, 1997 and 1996.






PART II.  OTHER INFORMATION

1.   LEGAL PROCEEDINGS

     As previously reported, the Company responded during the first and second quarters of 1995 to a Civil Investigative Demand issued by the U.S. Department of Justice concerning a civil antitrust investigation into possible agreements in restraint of trade in connection with the sales of commercial sanitary paper products. As previously reported, on May 20, 1996, the Company received a subpoena from a federal grand jury in Cleveland that is investigating possible antitrust violations in the sale of commercial sanitary paper products. The Company believes that it has fully complied with the subpoena.

     On or about May 13, 1997, the Attorney General of the State of Florida filed a civil action in the Gainesville Division of the United States District Court for the Northern District of Florida against the Company and nine other manufacturers of sanitary paper products alleging violations of federal and state antitrust and unfair competition laws. The complaint seeks a civil penalty under Florida law of $1 million for each alleged violation against each defendant, an unspecified amount of treble damages and injunctive relief. Over the following weeks, additional civil class actions were filed in various federal and state courts against the same defendants alleging violations of federal and state antitrust statutes and seeking treble damages and injunctive relief. The actions are the subject of a motion for transfer and consolidation before the Joint Panel on Multidistrict Litigation. The litigation is in its earliest stages. The Company intends to defend the litigation vigorously.

     Since 1992, the Company has been participating in an effort sponsored by the Wisconsin Department of Natural Resources ("WDNR") to study the nature and extent of polychlorinated biphenyl ("PCB") and other sediment contamination of the lower Fox River in northeast Wisconsin. The objective of this effort is to identify potential cost-effective primary restoration methods for certain sediment deposits. On January 30, 1997, the Company and six other companies (the "Seven Companies") entered into an agreement (the "Agreement") with WDNR and the Wisconsin Department of Justice ("WDOJ") to investigate claims for natural resource damages, including sediment restoration claims, asserted against the Seven Companies relating to releases of PCBs and other hazardous substances to the lower Fox River and to pursue a negotiated settlement of those claims under federal and state law. The Agreement also provides that the Seven Companies will make available to the State of Wisconsin a total of $10 million, consisting of work and funds, to, among other purposes, initiate demonstration projects to determine the efficacy of sediment restoration approaches and to undertake a state directed natural resources damage assessment. The parties have agreed to a tolling agreement and to forbear from commencing litigation during the term of the Agreement. Based upon available information, the Company believes there are additional parties who may be responsible for releasing PCBs and other hazardous substances to the Fox River.

     The United States Department of Interior, Fish and Wildlife Service ("FWS"), a federal natural resource trustee, previously informed each of the Seven Companies that they have been identified as potentially responsible parties ("PRPs") for purposes of claims for natural resource damages under the federal Comprehensive Environmental Response, Compensation, and Liability Act





("CERCLA"), commonly known as "Superfund," and the Federal Water Pollution Control Act arising from alleged releases of PCBs to the Fox River and Green Bay system. The FWS alleges that natural resources, including endangered species, fish, birds and tribal lands or lands held by the United States in trust for various tribes, have been exposed to PCBs that were released from facilities located along the Fox River. The FWS has begun an assessment to identify and quantify the nature and extent of injury to any affected natural resources. On February 3, 1997, the Seven Companies were notified by FWS of its intent to file suit to recover natural resources damages pursuant to federal law. Based upon available information, the Company believes that there are additional parties who may be identified as PRPs for alleged natural resource damages.

     On June 17, 1997, the United States Environmental Protection Agency ("EPA") announced its intention to begin the action necessary to list the lower Fox River on the National Priorities List maintained by EPA under CERCLA. The State of Wisconsin opposes such action, in part, to facilitate a more cooperative approach to resolving these claims. By letter dated July 3, 1997, EPA provided "special notice" under CERCLA and invited the Seven Companies to begin discussions concerning terms under which the Seven Companies would agree to conduct or finance a remedial investigation and feasibility study ("RI/FS") for the site. In the event the Seven Companies and EPA are unable to reach agreement on terms under which the Seven Companies would conduct or finance the RI/FS, EPA has stated it may conduct a RI/FS and seek to recover the costs incurred from the Seven Companies.

     On July 11, 1997, the WDNR, the FWS, the Menominee Indian Tribe of Wisconsin, the Oneida Tribe of Indians of Wisconsin, the National Oceanic and Atmospheric Administration and EPA entered into a Memorandum of Agreement (the "MOA") that provides for coordination and cooperation among those parties in addressing the release or threat of release of hazardous substances into the lower Fox River, Green Bay and Lake Michigan environment. The MOA sets forth a mutual goal of remediating and/or responding to hazardous substance releases and threats of releases, and restoring injured and potentially injured natural resources. Language in the MOA indicates that the governments intend to focus on sediment removal as a principal, but not exclusive, method of achieving restoration and rehabilitation of injured natural resources and the services those resources provide. The impact on the WDNR and FWS natural resource damages claims of this purported focus on sediment removal is unknown.
Studies of the relative effectiveness, feasibility, environmental impacts and costs of large-scale sediment removal activities in the lower Fox River have not been undertaken.

     The Company intends to participate in discussions with EPA regarding the RI/FS for the site, and remains committed to the terms of the Agreement with WDNR. There can be no assurance, however, that the Company will reach agreement on these matters with EPA, WDNR or the other parties to the MOA.

     As of June 30, 1997, the Company had $36 million of accrued liabilities for estimated or anticipated liabilities, including legal and consulting costs, relating to environmental matters arising from its operations. The Company expects these costs to be expended over an extended number of years. Although the accrued liabilities reflect the Company's current estimate of the cost of these environmental matters, there can be no assurance that the amount accrued will be adequate.

2.   CHANGES IN SECURITIES

     None

3.   DEFAULTS UPON SENIOR SECURITIES

     None

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on May 13, 1997. Dudley J. Godfrey, Michael T. Riordan and Frank V. Sica were elected to the Company's Board of Directors at the meeting to hold office for three-year terms expiring in 2000. The terms of Dr. James L. Burke, Kathleen J. Hempel, David I. Margolis, Donald Patrick Brennan and Robert H. Niehaus continued after the meeting. Donald H. DeMeuse retired as a director of the Company on April 3, 1997.

     The Company's stockholders also approved a proposal to amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock, par value $.01, to 200,000,000 shares.

     Following are the voting results:


                                                    Withheld        Broker
                           For           Against    or Abstained    Non-Votes
                           ---           -------    ------------    ---------

Nominees for election
of Directors:

     Dudley J. Godfrey     67,169,546      ---        412,281          ---
     Michael T. Riordan    67,159,172      ---        422,655          ---
     Frank V. Sica         66,312,310      ---      1,269,517          ---

Amendment to
Restated Certificate
of Incorporation           65,328,141    75,063     1,977,655       200,968

5.   OTHER INFORMATION

     None

6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits:

         Exhibit No.                     Description

             2 The Agreement and Plan of Merger (the "Merger Agreement"), dated as of May 4, 1997, among the Company, James River Delaware, Inc. and James River Corporation of Virginia ("James River") (Incorporated herein by reference to the Company's Current Report on Form 8-K, dated May 4, 1997 and filed May 13, 1997).

             3(i)(A) Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.1 as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994).


             3(i)(B) Amendment to the Restated Certificate of Incorporation of the Company dated June 2, 1997.

            10(A)      Letter Agreement, dated as of May 4, 1997, among
                       James River, The Morgan Stanley Leveraged Equity
                       Fund II, L.P., Morgan Stanley Group Inc., Fort Howard Equity Investors II, L.P., Morgan Stanley Leveraged Equity Holdings, Inc., Morgan Stanley Equity Investors, Inc. and Morgan Stanley Leveraged Equity Fund II, Inc. (Incorporated herein by reference to the Company's Current Report on Form 8-K, dated May 4, 1997 and filed May 13, 1997).

            10(B) Letter Agreement, dated as of May 4, 1997, between James River and Leeway & Co., as Nominee for the Long-Term Investment Trust (Incorporated herein by reference to the Company's Current Report on Form 8-K, dated
                       May 4, 1997 and filed May 13, 1997).

            10(C) Letter Agreement, dated as of May 4, 1997, between James River and Mellon Bank, N.A., solely in its capacity as Trustee for FIRST PLAZA GROUP TRUST (as directed by General Motors Investment Management Corporation), and not in its individual capacity (Incorporated herein by reference to the Company's Current Report on Form 8-K, dated May 4, 1997 and filed May 13, 1997).

            27         Financial Data Schedule for the six months ended
                       June 30, 1997.

            99 News release containing financial results for the quarter ended June 30, 1997.

     b) During the quarter ended June 30, 1997 and subsequent thereto, the Company filed the following Current Reports on Form 8-K:

            1) The Company filed a Form 8-K on May 5, 1997, reporting under Item 5 the signing of the Merger Agreement.

            2) The Company filed a Form 8-K on May 6, 1997, publishing a press release announcing the distribution by The Morgan Stanley Leveraged Equity Fund II, L.P. and two related limited partnerships of such partnerships' entire investments in the Company.

            3) The Company filed a Form 8-K on May 13, 1997, reporting under Item 5 and attaching as exhibits the Merger Agreement and various agreements with certain stockholders of the Company entered into in connection with the Merger Agreement.









                            FORT HOWARD CORPORATION

                                  SIGNATURES




Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    FORT HOWARD CORPORATION

                                    Registrant



August 5, 1997                     /s/ Kathleen J. Hempel
                                   ----------------------------------------
                                   Kathleen J. Hempel, Vice Chairman and
                                   Chief Financial Officer and Principal
                                   Accounting Officer




August 5, 1997                     /s/ James W. Nellen II
                                   ----------------------------------------
                                   James W. Nellen II, Vice President
                                   and Secretary


























                                      - 15 -
                              INDEX TO EXHIBITS



Exhibit No.                     Description

     2 The Agreement and Plan of Merger (the "Merger Agreement"), dated as of May 4, 1997, among the Company, James River Delaware, Inc. and James River Corporation of Virginia ("James River") (Incorporated herein by reference to the Company's Current Report on Form 8-K, dated May 4, 1997 and filed May 13, 1997).

    3(i)(A) Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.1 as filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

    3(i)(B) Amendment to the Restated Certificate of Incorporation of the Company dated June 2, 1997.

   10(A)      Letter Agreement, dated as of May 4, 1997, among
              James River, The Morgan Stanley Leveraged Equity
              Fund II, L.P., Morgan Stanley Group Inc., Fort Howard Equity Investors II, L.P., Morgan Stanley Leveraged Equity Holdings, Inc., Morgan Stanley Equity Investors, Inc. and Morgan Stanley Leveraged Equity Fund II,
              Inc. (Incorporated herein by reference to the Company's Current Report on Form 8-K, dated May 4, 1997 and filed May 13, 1997).

   10(B) Letter Agreement, dated as of May 4, 1997, between James River and Leeway & Co., as Nominee for the Long-Term Investment Trust (Incorporated herein by reference to the Company's Current Report on Form 8-K, dated
              May 4, 1997 and filed May 13, 1997).

   10(C) Letter Agreement, dated as of May 4, 1997, between James River and Mellon Bank, N.A., solely in its capacity as Trustee for FIRST PLAZA GROUP TRUST (as directed by General Motors Investment Management Corporation), and not in its individual capacity (Incorporated herein by reference to the Company's Current Report on Form 8-K, dated May 4, 1997 and filed May 13, 1997).

    27        Financial Data Schedule for the six months ended
              June 30, 1997

    99 News release containing financial results for the quarter ended June 30, 1997








