Form 10-Q
period 1997-09-30
FORT HOWARD CORP
filed 1997-11-21
CIK 38195

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC   20549

                                   FORM 10-Q

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      September 30, 1997      OR


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

Registrant's telephone number including area code:       920/435-8821





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                     Yes     [X]          No     [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                     Outstanding at October 31, 1997
                -----                     -------------------------------
Common Stock, par value $.01                            100
  per share

                        PART I.  FINANCIAL INFORMATION

                            FORT HOWARD CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                       Three Months Ended     Nine Months Ended
                                         September 30,           September 30,
                                       ------------------     ------------------
                                         1997       1996       1997        1996
                                         ----       ----       ----        ----
                                                      (In millions)
Net sales...........................    $445.3     $447.1    $1,323.1    $1,317.1
Cost of sales.......................     270.1      266.8       786.0       806.5
                                        ------     ------    --------    --------
Gross income........................     175.2      180.3       537.1       510.6

Selling, general and administrative.      34.4       46.6       104.4       138.0
Unusual and non-recurring items.....      20.1         --        20.1          --
                                        ------     ------    --------    --------
Operating income ...................     120.7      133.7       412.6       372.6
Interest expense....................      51.9       61.8       166.9       198.8
Other income (expense), net.........       1.0       (1.0)       (0.5)       (2.0)
                                        ------     ------    --------    --------
Income before taxes.................      69.8       70.9       245.2       171.8
Income tax expense..................      35.3       27.8       102.1        65.4
                                        ------     ------    --------    --------
Net income before
  extraordinary item................      34.5       43.1       143.1       106.4

Extraordinary item -- loss on
  debt repurchases (net of income
  taxes of $11.1 and $12.4 in 1997
  and $2.2 in 1996).................     (15.6)        --       (17.5)       (3.3)
                                        ------     ------    --------    --------

Net income .........................    $ 18.9     $ 43.1    $  125.6    $  103.1
                                        ======     ======    ========    ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                            FORT HOWARD CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                               September 30,   December 31,
                                                   1997            1996
                                               -------------   ------------
                                                      (In millions)
Assets
  Current assets:
    Cash and cash equivalents...............     $     5.0       $     0.8
    Receivables, less allowances of $2.8
      in 1997 and $3.3 in 1996..............         150.9            63.3
    Inventories.............................         151.1           151.3
    Prepaid expenses and other current
      assets................................           2.9            13.5
    Deferred income taxes...................          27.2            60.0
                                                 ---------       ---------
      Total current assets..................         337.1           288.9

  Property, plant and equipment.............       2,121.2         2,057.4
    Less:  Accumulated depreciation.........         874.0           809.6
                                                 ---------       ---------
      Net property, plant and equipment.....       1,247.2         1,247.8

  Other assets..............................          31.2            78.7
                                                 ---------       ---------
      Total assets..........................     $ 1,615.5       $ 1,615.4
                                                 =========       =========
Liabilities and Shareholders' Deficit
  Current liabilities:
    Accounts payable........................     $   108.4       $    99.5
    Interest payable........................          20.2            60.4
    Due to Fort James Corporation...........          58.2              --
    Accrued liabilities.....................         117.8           149.8
    Current portion of long-term debt.......           6.1            12.0
                                                 ---------       ---------
      Total current liabilities.............         310.7           321.7

  Long-term debt............................       2,305.0         2,451.4
  Accrued postretirement benefits other
    than pensions...........................          17.3            17.9
  Deferred and other long-term income taxes.         236.7           247.5
  Other liabilities.........................          30.7            31.8

  Shareholder's deficit:
    Common shareholder's equity.............       1,159.0         1,109.7
    Cumulative translation adjustment.......          (0.2)            4.7
    Retained deficit........................      (2,443.7)       (2,569.3)
                                                 ---------       ---------
      Total shareholder's deficit...........      (1,284.9)       (1,454.9)
                                                 ---------       ---------
      Total liabilities and shareholder's
        deficit.............................     $ 1,615.5       $ 1,615.4
                                                 =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           FORT HOWARD CORPORATION

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                         ------------------
                                                       1997           1996
                                                       ----           ----
                                                           (In millions)
Cash provided from (used for) operations:
  Net income ....................................   $    125.6     $    103.1
  Depreciation...................................         77.6           75.7
  Non-cash interest expense......................          9.8           10.1
  Deferred income tax expense....................         21.2           25.4
  Loss on debt repurchases, net of taxes.........         17.5            3.3
  Unusual and non-recurring items................         20.1             --
  Decrease in restricted cash....................         14.9             --
  (Increase) decrease in receivables.............        (87.6)           7.6
  Decrease in inventories........................          0.2           26.4
  Decrease in prepaid expenses and other
    current assets...............................         10.6            1.3
  Increase in accounts payable...................          8.9            4.7
  Decrease in interest payable...................        (40.2)         (40.9)
  Due to parent company, net.....................         58.2             --
  Decrease in accrued liabilities................        (32.0)          14.0
  All other, net.................................        (10.7)           1.3
                                                    ----------     ----------
    Net cash provided from operations............        194.1          232.0

Cash provided from (used for) investment activity:
  Additions to property, plant and equipment.....        (88.1)         (40.9)
  Proceeds on sale of property, plant
    and equipment................................          3.4             --
                                                    ----------     ----------
    Net cash used for investment activity........        (84.7)         (40.9)

Cash provided from (used for) financing activities:
  Proceeds from long-term borrowings.............        601.6             --
  Repayment of long-term borrowings..............       (752.9)        (395.2)
  Issuance of Common Stock, net of offering
    costs........................................           --          205.1
  Issuance of Common Stock in exercise of
    stock options................................         46.1            0.2
  Debt issuance costs............................           --           (1.5)
                                                    ----------     ----------
    Net cash used for financing activities.......       (105.2)        (191.4)
                                                    ----------     ----------
Increase (decrease) in cash......................          4.2           (0.3)
Cash at beginning of period......................          0.8            0.9
                                                    ----------     ----------
  Cash at end of period..........................   $      5.0     $      0.6
                                                    ==========     ==========
Supplemental Cash Flow Disclosures:
  Interest paid..................................   $    193.8     $    229.6
  Income taxes paid (refunded) - net.............         38.4           35.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           FORT HOWARD CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements reflect all adjustments (consisting only of normally recurring and necessary accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Certain reclassifications have been made to conform prior years' data to the current format. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for 1996 and the Company's quarterly reports on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997.

2.   MERGER WITH JAMES RIVER CORPORATION

     On August 13, 1997, Fort James Corporation ("Fort James") announced the completion of the merger between James River Delaware, Inc. ("James River") and Fort Howard Corporation ("Fort Howard" or the "Company") pursuant to which Fort Howard became a wholly-owned subsidiary of Fort James (the "Merger").
The Merger qualified as a tax-free reorganization and has been accounted for as a pooling of interests. Fort James issued 104.8 million shares of its common stock for all of the outstanding common stock of Fort Howard Corporation.

3.   UNUSUAL AND NON-RECURRING ITEMS

     In September 1997, Fort Howard recorded $20.1 million in transaction costs related to the Merger.

4.   EARNINGS PER SHARE

     Earnings per share is not presented herein because Fort Howard is a wholly owned subsidiary of Fort James.

5.   RELATED PARTY TRANSACTIONS

     Fort Howard engages in various transactions with Fort James and its affiliates that are characteristic of companies under common control.

6.   CASH AND CASH EQUIVALENTS

     At December 31, 1996, the Company had $14,916,000 of cash restricted as collateral under the terms of its 1995 Accounts Receivable Facility. At September 30, 1997, the 1995 Accounts Receivable Facility had been refinanced as part of the Fort James Debt Refinancing Plan (see footnote 8).

7.   INVENTORIES

 Inventories consist of:

                                                September 30,  December 31,
                                                    1997           1996
                                                ------------   ------------
                                                     (In millions)

       Raw materials and supplies                  $ 70.2         $ 70.6
       Finished and partly-finished products         80.9           80.7
                                                   ------         ------
                                                   $151.1         $151.3
                                                   ======         ======

8.   LONG-TERM DEBT

     In connection with the Merger, Fort James undertook a plan (the "Debt Refinancing Plan") designed to refinance an aggregate of approximately
$2 billion principal amount of debt of Fort James and Fort Howard. The Debt Refinancing Plan is expected to result in a reduction of interest expense of approximately $50 million annually. In connection with the Debt Refinancing Plan, the Company incurred a $17.5 million, net of taxes, extraordinary loss for prepayment penalties. An additional extraordinary charge of approximately $80 million, net of taxes, is anticipated to be recorded in the fourth quarter.

     At the time of the Merger, as the first step in the Debt Refinancing Plan, Fort James and Fort Howard entered into a new $2.5 billion bank credit facility (the "New Credit Facility") and borrowed $666 million thereunder to replace certain of the pre-merger bank credit facilities. As the second step in the Debt Refinancing Plan, on September 8, 1997, Fort Howard commenced cash tender offers for approximately $1.47 billion of its outstanding public debt securities.

9.   CONTINGENCIES

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

10.   SUBSEQUENT EVENTS

     Upon expiration of the tender offers in the fourth quarter, Fort Howard purchased certain public debt securities as follows: (i) $89.9 million of 8-1/4% Senior Notes due 2002, (ii) $395.0 million 9-1/4% Senior Notes due 2001, (iii) $559.3 million of 9% Senior Subordinated Notes due 2006 and
(iv) $234.2 million of 10% Subordinated Notes due 2003. The tender offers were funded through intercompany borrowings with Fort James.

     On October 31, 1997, an amendment to the Fort James 1997 Revolving Credit Facility was completed which discontinued Fort Howard Corporation as a borrowing subsidiary on this facility.

                           FORT HOWARD CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Third Quarter and First Nine Months of 1997 Compared to 1996

                               Three Months Ended         Nine Months Ended
                                 September 30,              September 30,
                               ------------------         -----------------
                                1997         1996         1997         1996
                                ----         ----         ----         ----
                                   (In millions, except percentages)
Net sales:
  Domestic tissue............  $375.6       $383.9      $1,122.7     $1,132.7
  International operations...    46.3         46.7         140.6        136.5
  Harmon.....................    23.4         16.5          59.8         47.9
                               ------       ------      --------     --------
  Consolidated...............  $445.3       $447.1      $1,323.1     $1,317.1
                               ======       ======      ========     ========
Operating income:
  Domestic tissue............  $112.1       $126.1      $  384.9     $  350.1
  International operations...     8.1          6.7          26.1         19.9
  Harmon.....................     0.5          0.9           1.6          2.6
                               ------       ------      --------     --------
  Consolidated...............  $120.7       $133.7      $  412.6     $  372.6
                               ======       ======      ========     ========

Consolidated net income....... $ 18.9       $ 43.1      $  125.6     $  103.1
                               ======       ======      ========     ========
Operating income as a
  percent of net sales.......   27.1%        29.9%         31.2%        28.3%


     Net sales. Net sales in the Company's domestic tissue operations decreased 0.9% for the first nine months of 1997 compared to the first nine months of 1996. The decrease was due to a 2.0% decrease in net selling prices offset by a 2.5% increase in converted products volume for the first nine months of 1997 compared to the first nine months of 1996. There were no sales of parent rolls in the first nine months of 1997. Domestic tissue operations' net sales for the third quarter of 1997 decreased 2.2% compared to the third quarter of 1996. The decrease was due to lower volume offset by net selling price increases. There were no sales of parent rolls in the third quarter of 1997.

     Net sales of the Company's international operations increased 3.0% for the first nine months of 1997 compared to 1996, respectively. For the first nine months of 1997 compared to 1996, the Company's U.K. facilities experienced increased volume offset by slightly decreased net selling prices. Net sales of the Company's international operations decreased 0.9% for the third quarter of 1997 compared to the third quarter of 1996 primarily due to decreased sales volume at the Company's U. K. facilities offset by slightly increased net selling prices. Net sales of the Company's wastepaper brokerage subsidiary, Harmon Assoc. Corp. ("Harmon"), increased 24.8% and 41.8% for the first nine months and third quarter of 1997 compared to 1996, respectively, due to increased sales volumes and net selling prices.

     Gross Income. For the first nine months of 1997 compared to the same period in 1996, consolidated gross income increased 5.2% due to lower raw material costs and sales volume increases in the commercial business offset by lower selling prices. Consolidated gross income for the third quarter of 1997 decreased 2.8% from the third quarter of 1996 due to increased raw material costs and sales volume decreases offset by increased selling prices. Consolidated gross margins increased to 40.6% from 38.8% for the first nine months of 1997 and 1996, respectively. Consolidated gross margins decreased to 39.3% from 40.3% for the third quarter of 1997 and 1996, respectively. Domestic tissue gross margins increased to 43.9% from 41.8% for the first nine months of 1997 and 1996, respectively. Domestic tissue gross margins decreased to 42.8% from 43.5% for the third quarter of 1997 and 1996, respectively. Gross margins of international operations increased in both the first nine months and third quarter of 1997 compared to 1996.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, as a percent of net sales, decreased to 7.9% and 7.7% for the first nine months and third quarter of 1997, compared to 10.5% and 10.4% for the first nine months and third quarter of 1996, respectively. The decrease was principally due to the impact of the Company's strong 1996 earnings performance on employee compensation plans, higher selling expenses resulting from greater consumer product sales and lower net sales by Harmon.

     Operating Income. Consolidated operating income increased to $412.6 million from $372.6 million for the first nine months of 1997 and 1996, respectively, increasing consolidated operating income as a percent of net sales to 31.2% from 28.3% for the same periods. Excluding the Unusual and non-recurring items, consolidated operating income as a percent of net sales would have been 32.7% for the first nine months of 1997. Domestic tissue operating income as a percent of net sales increased to 34.3% from 30.9% for the first nine months of 1997 and 1996, respectively. Excluding the Unusual and non-recurring items, domestic tissue operating income as a percent of net sales would have been 36.1% for the first nine months of 1997. Operating income as a percent of net sales for the Company's International facilities increased to 18.6% from 14.6% for the first nine months of 1997 and 1996, respectively.

     Consolidated operating income decreased to $120.7 million from $133.7 million for the third quarter of 1997 and 1996, respectively, decreasing consolidated operating income as a percent of net sales to 27.1% from 29.9% for the same periods. Excluding the Unusual and non-recurring items, consolidated operating income as a percent of net sales would have been 31.6% for the third quarter of 1997. Domestic tissue operating income as a percent of net sales decreased to 29.8% from 32.8% for the third quarter of 1997 and 1996, respectively. Excluding the Unusual and non-recurring items, domestic tissue operating income as a percent of net sales would have been 35.2% for the third quarter of 1997. Operating income as a percent of net sales for the Company's International facilities increased to 17.5% from 14.4% for the third quarter of 1997 and 1996, respectively.

     Extraordinary Loss. The Company's net income in the first nine months and the third quarter of 1997 was decreased by extraordinary losses of $17.5 million and $15.6 million, respectively (net of income taxes of $12.4 million and $11.1 million, respectively) representing the write-offs of deferred loan costs associated with the prepayment of indebtedness under the

1995 Bank Credit Agreement. The Company's net income in the first nine months of 1996 was decreased by an extraordinary loss of $3.3 million (net of income taxes of $2.2 million) from debt repurchases.

     Net Income. For the first nine months of 1997, net income was $125.6 million compared to net income of $103.1 million for the first nine months of 1996. For the third quarter of 1997, net income was $18.9 million compared to net income of $43.1 million for the third quarter of 1996.

FINANCIAL CONDITION

     For the first nine months of 1997, cash increased $4.2 million. Capital additions of $88.1 million and debt repayments of $752.9 million were funded principally by net proceeds of $601.6 million from debt borrowings and $194.1 million of cash from operations provided by strong operating results.

     During the first nine months of 1997, receivables increased $87.6 million due principally to the elimination of an off-balance sheet financing agreement resulting in $60 million of receivables being added back to the balance sheet. Inventories decreased by $0.2 million principally due to lower raw material costs. Accounts payable increased $8.9 million due to Merger transaction fee liabilities. Accrued liabilities decreased $32.0 million due to the impact of lower earnings on incentive compensation accruals. As a result of all these changes, net working capital increased to $26.4 million at September 30, 1997, from a deficit of $32.8 million at December 31, 1996.

     Fort Howard anticipates satisfying all of its working capital requirements through cash provided from operations and intercompany borrowings with Fort James.

NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS
No. 130") which is effective for periods beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components. Adoption of the new standard will have no effect on the Company's consolidated statement of income.

     In June 1997, the Financial Accounting Standards Board also issued Statement of Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which is effective for periods beginning after December 15, 1997, including interim periods after the year of initial adoption. SFAS 131 establishes standards for the way public companies report information about operating segments in both interim and annual financial statements, including related disclosures about products and services, geographic areas, and major customers. The Company has not determined what, if any, impact SFAS 131 will have on the operating segments reported nor the impact SFAS 131 will have on the related disclosures.

                            PART II.  OTHER INFORMATION

1.   LEGAL PROCEEDINGS

     In May 1997, the Attorney General of the State of Florida filed a civil action in the Gainesville Division of the United States District Court for the Northern District of Florida against the Company and eight other manufacturers of sanitary paper products alleging violations of federal and state antitrust and unfair competition laws. The complaint seeks civil penalty under Florida law of $1 million for each alleged violation against each defendant, an unspecified amount of treble damages and injunctive relief. Additional civil class actions have been filed in various federal and state courts against the same defendants alleging violations of federal and state antitrust statutes and seeking treble damages and injunctive relief. The Judicial Panel for Multidistrict Litigation has ordered the cases consolidated in the United States District Court at Gainesville, Florida. State court actions in California and Tennessee with similar allegations may proceed separately. The litigation is in its earliest stages. The Company intends to defend the litigation vigorously.

2.   CHANGES IN SECURITIES

     On August 13, 1997, James River Delaware, Inc., a wholly owned subsidiary of Fort James Corporation, a Virginia corporation ("Fort James"), merged with and into the Company. As a consequence of the Merger, the Company became a wholly owned subsidiary of Fort James. Each outstanding share of Company common stock, par value $.01 per share, was converted into the right to receive 1.375 shares of common stock, par value $.10 per share, of Fort James.

3.   DEFAULTS UPON SENIOR SECURITIES

     None

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Special Meeting of Stockholders was held on August 12, 1997. Stockholders of record of the Company's common stock at the close of business on June 30, 1997, were entitled to vote at the meeting.

     The stockholders approved the adoption of the Agreement and Plan of Merger pursuant to which the Company became a wholly-owned subsidiary of Fort James Corporation. Votes were cast as follows: 58,649,810 shares for; 261,278 shares against; and 258,976 shares withheld. There were no broker non-votes.

5.   OTHER INFORMATION

     None

6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits:

         Exhibit No.                      Description

            3(a)        By-Laws of August 13, 1997

            3(b)        Amended and Restated Certificate of Incorporation

            4(a)        First Supplemental Indenture to 9-1/4% Senior Notes

            4(b)        First Supplemental Indenture to 10% Subordinated Notes

            4(c)        First Supplemental Indenture to 9% Senior Subordinated
                        Notes

            10 Fort James Corporation $2,500,000,000 Credit Agreement dated August 13, 1997, amended and restated as of October 31, 1997.

            27 Financial Data Schedule for the nine months ended September 30, 1997

     b) The Company filed a Form 8-K on September 15, 1997. The filing reported a correction to the Offer to Purchase and Consent Solicitation Statement dated September 8, 1997.

                            FORT HOWARD CORPORATION

                                  SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    FORT HOWARD CORPORATION
                                    Registrant



November 13, 1997                   /s/ R. Michael Lempke
                                    ---------------------------------------
                                    R. Michael Lempke
                                    Vice President and Treasurer





November 13, 1997                   /s/ Ernst A. Haberli
                                    ---------------------------------------
                                    Ernst A. Haberli
                                    Vice President
                                    (Principal Financial Officer)

                        INDEX TO EXHIBITS




         Exhibit No.                      Description

            3(a)        By-Laws of August 13, 1997

            3(b)        Amended and Restated Certificate of Incorporation

            4(a)        First Supplemental Indenture to 9-1/4% Senior Notes

            4(b)        First Supplemental Indenture to 10% Subordinated Notes

            4(c)        First Supplemental Indenture to 9% Senior Subordinated
                        Notes

            10 Fort James Corporation $2,500,000,000 Credit Agreement dated August 13, 1997, amended and restated as of October 31, 1997.

            27 Financial Data Schedule for the nine months ended September 30, 1997